Form 10-K
period 2011-09-30
OnTarget360 Group, Inc.
filed 2012-01-13
CIK 1506385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________ .

Commission file number: 333-170828

Ontarget360 Group Inc.
(Name of small business issuer in its charter)

Delaware	27-1662812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2490 Black Rock Turnpike #344, Fairfield CT	06825
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 877-879-7631

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter	☐		Accelerated filter	☐

Non-accelerated filter	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding January 12, 2012
Common Stock, $0.001 par value per share	3,149,000 shares

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐ ;  No ☑

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can be based only on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

●	the availability and adequacy of capital to support and grow our business;
●	economic, competitive, business and other conditions in our local and regional markets;
●	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;
●	competition in our industry;
●	changes in our business and growth strategy, capital improvements or development plans;
●	the availability of additional capital to support development; and
●	other factors discussed elsewhere in this annual report.

The cautionary statements made in this annual report are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I
ITEM 1.	DESCRIPTION OF BUSINESS.

Corporate History

On December 4, 2009 the business incorporated in the State of Delaware.  On September 1, 2011, the Securities & Exchange Commission declared our Form S1 filing effective and we became a reporting entity.  In an effort to accelerate the current business plan, on December 29, 2011 an existing shareholder and an affiliate of a shareholder expanded their roles.   Mr. Howard Kaplan became the Chief Executive Officer and Mr. William Schloth became Chief Financial Officer. Mr. Kaplan & Mr. Schloth also became Directors.  Mr. Kaplan and Mr. Schloth were both founders of the Company as well as involved with the delivery of the Company services and business plan development and implementation.   As part of this transition, CFO Managed Fund I, LLC, an entity owned by the wife of Mr. Schloth, acquired all the share holdings of Craig Samuels and Mitch Metzman, the prior CEO and CFO, respectively, and Directors of the Company.

Business Overview

We are a new breed of business agency that provides people, process and tool to help clients improve the results generated by their interactive marketing efforts as well more effectively manage their operating expenses.

In a August 2011 Forrester Research report, “US Interactive Marketing Forecast, 2011 to 2016,” it was noted that advertisers will spend as much on interactive marketing as they do on television advertising today.   Investment in search marketing, display advertising, email marketing, mobile marketing and social media will near $77 billion and represent 35% of all advertising, as interactive channels gain legitimacy in the marketing mix.    The US census bureau estimates that there are 30mm small and mid-size enterprises (“SMBs”) in the United States, and that market is forecasted to grow by 6 million new SMB’s annually.   According to a Borrell Associates March 2011 report, it is estimated, that SMBs will spend $19.3 billion on web services

Finding costs savings and expense efficiencies has always been a priority.   However, with the global economic crisis, now more than ever managers and business owners are challenged to reduce costs aggressively with increased urgency.    While companies efforts to reduce direct costs through benchmarking, supplier consolidation, and vendor negotiation are undoubtedly valuable, the need for many general & administrative (“G&A”) items and other indirect expenditures tends to remain stable, even when companies are taking fewer orders and revenue is declining.    We believe that in an effort to gain more complete control over their profitability, SMBs must better manage their G&A.

Our focus is on the SMB market that need to generate more revenue, and for whom the digital sales channel has been underutilized to date, as well as those that can benefit from more effective management of their G&A expenses.

Presently, we provide two lines of professional consulting services to the SMB marketplace:

(i)  interactive marketing optimization and website implementation services (www.ontarget360.com), including website design, technology support, point of purchase capabilities and driving website traffic.

(ii) expense optimization services (www.ontarget360exp.com), currently we offer outsourced finance and accounting staffing solutions and consulting services.   However, we plan to expand the offering to other G&A expense items.

Using a comprehensive approach, we offer businesses a single point of entry to an array of effective, affordable online and expense management services that will help drive their business.   The breadth and flexibility of our offering should allow us to address the interactive marketing and expense management needs of a wide variety of customers.   Our longer-term objective is to become an application service provider, or ASP, therefore we plan to offer our customers an all-inclusive offering on an affordable subscription basis with simple and predictable pricing levels.

Our Services and Products

Interactive marketing optimization and website implementation services

Interactive marketing & digital operations can be complicated and time-consuming efforts.  To be successful requires a comprehensive, yet agile, strategy, but a dizzying array of technologies and service providers.  The available landscape of technologies multiply at an alarming rate, due to the immaturity of the space at large.  For companies that lack the internal resources and infrastructure, or for those who feel compelled to augment their internal resources, we provide a trusted advisor to help create a comprehensive plan, coordinate the execution, and measure the overall effectiveness relative to the company’s sales or revenue goals.  This trusted advisory service is priced as an annual subscription, paid monthly, determined at a price-point per-client that is based on their needs & revenue potential and target.

Expense optimization services

Presently we are focusing on the cost efficiencies that can be had by SMBs in relation to outsourced financial and accounting services.  The expense management services provided under our consulting agreements generally refer to interim senior or support level staffing (ie. CFO’s, controllers, accountants, bookkeepers), financial reporting, general accounting and bookkeeping.   The financial reporting includes financial statements preparation and reporting.  The accounting and bookkeeping includes; bank reconciliations, payroll submissions, accounts receivable and payable processing. A client may ask for additional financial analysis and management reporting. Such work is priced in addition to the standard monthly fee.

Our objective is to provide clients with a complete suite of expense management modules that they can select from.    Such modules might include; outsourced legal, compliance, tax, systems and human resource management.   Beyond this management of labor costs, we believe that expense saving opportunities also exist for non-core (overhead) costs.  Such costs might include; equipment, office and industrial supplies, travel, telephone, printing and insurance service.

Contractual arrangement with professional services clients

Our professional services are provided under written agreement that requires monthly cash payments.  Among other things, the agreements include, client contact information, brief assignment description, lead project manager, project start date, term and fee arrangement.  Services will not be commenced unless the first payment from a client is made.

Third-Party Providers - Teaming Affiliated Partner (“TAP”) Network

We are establishing a network of what we believe to be “best-in-class” service and software product providers that we refer to as our Teaming Affiliate Partner (“TAP”) Network.   Members of our TAP network will provide services and products to clients.  Establishment and utilization of this network enables us to reduce our overhead costs while delivering high quality professional services.   We carefully select TAP partners and often utilize feedback from our clients in the selection process.  We establish formal working relationships with the TAPs pursuant to a TAP agreement. The agreement, among other things, includes both confidentiality clauses and non-solicitation of customers and employees. We handle all billing and project management for each engagement. For every project with the client and the TAP, we will agree upon a specific scope of work including the costs, timing and deliverables.

We believe that establishing working relationships under TAP Agreements will (i) enable us to offer clients a service platform encompassing their business lifespan, (ii) diversify our revenue stream, and (iii) keep our operating fixed costs low.

To further enhance the relationship with our TAPs we may provide such TAPs with equity ownership in our Company.  We believe this improves the delivery and long-term relationship between our Company initiatives and the services provided by our TAPs.

Our Approach and Solution

We currently offer our services under a consultative approach, however, plan to build the business around a subscription-based ASP model that allows small businesses to affordably outsource their web services, online marketing and cost management needs to us. Key elements of our business model and approach include:

Providing Comprehensive Solutions for the SMB Marketplace.  Our goal is to enable small businesses to outsource or augment their interactive marketing services and better manage operating expenses.   Our experience is that many small businesses do not have the in-house expertise to design an effective online presence that will generate adequate traffic to their websites and drive the revenue required to sustain and grow that traffic (and customer base).  Furthermore, our experience is that many small business are not able to cost effectively maintain corporate operational functions and G&A.   We believe that through our assistance with both revenue generation and expense management we provide our customers with a comprehensive solution to improve their overall profitability.

Offering Affordable Subscription-Based Solutions.  Because our customer base is value-driven, we plan to evolve our web and expense management services to a subscription basis.

Up-selling or Cross-selling Additional Services to Existing Customers. Because of the ability to deliver end-to-end solutions we continually seek opportunities for up-selling and cross-selling of additional products and services.

Our Strategy

Our objective is to become a leading provider of interactive marketing and expense management services and products for the SMB marketplace.  Key elements of our strategy include:

Continuing to Target the Small Business Market Segment.  We believe the small business market offers the best opportunity to build a leading national total business agency.  We believe this is an attractive market because it is large and because these businesses need a comprehensive, affordable solution for their interactive marketing and expense management needs.

Developing or Acquiring Complementary Services and Technologies.   We sell web and expense management services and products.    While we currently can provide some of these services through our relationships and agreements with our TAP network, we will seek opportunities either to internally develop some or all of these services and products or acquire businesses that provide them.   Additionally, we may seek to acquire companies with existing customer bases in our target market into which we can cross-sell our services and products.   We believe such a strategy provides multiple sources of synergies, including revenue, expense, branding and marketing.

Expanding our Distribution Reach.  We expect to increase our marketing and sales activities to grow the number of our customers that are acquired through direct sales and new reseller programs.    Our outreach will include inbound and outbound tele-sales, online marketing, a limited-market direct sales force and some offline marketing strategies.

Extending Our Position as an Affordable ASP.   Through the combination of the expansion of our operational scale and geographical locations, we believe that we will be able to minimize the cost of delivering our services and products.   As we grow, to handle orders most efficiently, we look to develop template-based processes.

Offering Performance-Based Services (“PBS”).  As part of the expansion of our products and services, we plan to establish performance-based arrangements with select clients.   Such arrangements will provide for a sharing agreement whereby the Company receives additional fees based upon the client’s success.     As the fees earned under these arrangements do not increase the Company’s delivery costs, they produce high profit margin revenue. The PBS arrangement include:

-interactive marketing optimization services -  Along with this offering, we will generally lower the cost of our services to clients in return for a share of future incremental revenue increases.   This revenue sharing will continue for a certain period, whether or not, the Company is still engaged with a client.   We will offer this component to a client that (i) we have performed an upfront financial review and product analysis, (ii) believe they are capable of handling large increases in business, and (iv) have the financial resources to pursue a more aggressive marketing plan.   For the period from inception through September 30, 2011, we have not entered into any PBS arrangements.

-expense optimization services - Along with this offering we structure an agreement which provides for the Company to share in a percentage of operating expense reductions.   This sharing will continue for a certain period, whether or not the Company is still engaged with a client.    For the period from inception through September 30, 2011, we have not entered into any PBS arrangements.

Offering Performance-Based Funding (“PBF”).  As part of the expansion of our products and services, we plan to offer certain existing clients with another level of service that provides capital to implement their online marketing plans.   This directly complements our PBS offer related to our sharing in the incremental revenue increases of clients by providing them with the financial resources to accelerate their plans deployment.   Because of the financial risks and return structure associated with this offering, we will structure arrangements with clients that; (i) we’ve already established a good working relationship, (ii) have past our internal financial modeling analysis and due diligence, and (iii) are capable of handling large increases in business.   Generally the structuring of the financing will take the form of a collateralized promissory notes or credit lines.   Financing drawdowns will only be made for approved interactive marketing initiatives.    Whenever possible, we will look to collateralize the funding with existing assets of the client and/or personal guarantees of owners. At times, we may also look for some equity paticipation with clients in the form of stock purchase warrants or low basis equity.

Growth

We believe acquisition initiatives can play an integral role in our corporate strategy.  We will pursue corporate combinations in order to obtain best-in-class technology platforms, acquire complementary businesses and/or add scale to our operations.

We believe with the fragmentation and evolving online marketing industry we will be able to purchase assets at depressed values and maximize the returns on a integration to our offering.

Marketing

Initial marketing efforts will be geared toward raising awareness of our professional services.  This will primarily be accomplished by standard lead generation activities such as pay-per-click advertising, search engine optimization and standard email, phone call and letter correspondence to targeting client listing. We anticipate that in the future our clients will be a good resource for referring clients to the business.

Competition

The market for interactive marketing and expense management services is highly competitive, deeply fragmented and rapidly evolving.  Competitors range in size from small, local independent firms to very large conglomerates.  Many competitors offer a limited number of specialized solutions and services.  Such fragmentation can mean that a small business owner might engage two, three or more web services purveyors to get a needed suite of online services, and most likely need more than they have currently.  There is also a wide range of costs to the small business owner, from the more expensive, highly individualized website design shops to the very low cost, low service offering of some single service providers.  We believe our one stop; end-to-end service combined offering of affordable interactive marketing and expense management solutions will give us a differentiated market advantage.

We believe the principal competitive factors in the small and mid-size business segment include:

●	Value, breadth and flexibility of the service offerings;

●	Ability to reference strategic partners;

●	Brand name and reputation;

●	Price;

●	Quality of customer support;

●	Speed of customer service;

●	Ease of implementation, use, and maintenance; and

●	Industry expertise and focus.

Employees

We currently have two current executive officers Howard Kaplan and William Schloth.  Mr. Schloth is acting in an interim capacity.    As Mr. Schloth’s position is interim, until such a time that the Company and Mr. Schloth shall agree, Mr. Schloth will receive no compensation.

We have incurred limited expenditures on direct labor in development of our professional service offering. However, as mentioned above we are establishing TAP agreements whereby third parties deliver services while we provide the project management oversight of the whole engagement. Certain shareholders have provided services for us while also working on other outside business ventures and separate engagements.  As capital requirements allow, we may hire direct employees to deliver services. Initially, we intend to utilize independent contractors on a cash or fixed fee based model.  If an independent contractor is utilized on a particular engagement, in advance of commencing such work and agreed upon price is established based upon the scope of work. For the online marketing services such employees will be well-versed in internet marketing, including, but not limited to pay-per-click, search engine optimization and website conversion rate optimization. For the cost management and expense reduction services such employees would generally have a background of three to five years in accounting or finance.  In addition, as needed, we will retain accounting and legal professionals on a contract basis to handle those reporting and other regulatory requirements associated with operating a public company.

Intellectual Property

Perpetual Licensing Agreement

We entered into a perpetual licensing agreement with FN Implementation and Financing Partners, Inc. (the “Licensing Agreement”) on December 31, 2009 pursuant to which we received a worldwide perpetual license to use and sell AccountMETRICing Architecture™ (“AAI”), a proprietary reporting system tailored to address the specific needs of each clients to understand and manage key performance indicators related to their business. We will pay licensor a 5% royalty for all revenues from our clients utilizing AAI.   No royalty fees have been paid from inception through September 30, 2011.  One of the primary outcomes in using this reporting system is the creation of what are called a business’s Key-Performance-Indicators (KPIs).   Once a client’s KPIs are determined the Company will help that client establish a financial reporting mechanism that will report on the each measurement.  Business owners can then use such information to make more informed decisions.

We have a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to software, documentation and other proprietary information.  We will aggressively protect our intellectual property rights by relying on federal, state and common law rights, as well as a variety of administrative procedures.  We also have confidentially wording in our agreements with clients to further protect our intellectual property.

Government Regulation

The Children’s Online Privacy Protection Act of 1998 (“COPPA”) prohibits websites from collecting personally identifiable information online from children under age 13 without prior parental consent.  The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) regulates the distribution of unsolicited commercial emails, or “spam.”  Online services provided by us may be subject to COPPA and CAN-SPAM requirements.

Congress and some state legislatures are considering legislation that would regulate how businesses operate on the Internet, including measures relating to privacy and data security, as well as specific legislation aimed at social networking sites.  Members of Congress have announced they will introduce legislation that would regulate the collection of data about consumers’ Web browsing activities across the Internet that is used to serve targeted advertising.  In addition, in February 2009, the Federal Trade Commission’s staff released guidelines for Internet publishers and Internet advertising networks to address concerns about consumer privacy, transparency and control raised by such collection and use of online behavioral data, and called for self-regulation.  On July 3, 2009, the industry released a set of self-regulatory online behavioral advertising principles.  It is unclear whether these industry efforts alone will address the concerns expressed by some federal and state officials.

In addition, the services provided by telecommunications carriers are governed by regulatory policies establishing charges and terms for wire line communications. We are not a telecommunications carrier or otherwise subject to regulations governing telecommunications carriers (or the obligation to pay access charges and contribute to the universal service fund).  The Federal Communications Commission (“FCC”) could, however, expand the reach of telecommunications regulations so as to apply to companies such as ours. In particular, the FCC could require online service providers like us to pay access charges or to contribute to the universal service fund when the online service provider provides its own transmission facilities and engages in data transport over those facilities in order to provide an information service.

As Internet commerce continues to evolve, and in particular the increasing use of social networking sites and streaming media like music in markets such as wireless communications, Congress, state legislatures, and federal or state agencies may adopt laws and regulations affecting our business and customers, including laws or regulations potentially imposing taxes or other fees on us or our customers or imposing reporting, tracking or other restrictions or standards related to issues such as user privacy, pricing, content and quality of products and services.

We will monitor pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our executive office address is currently within a shared mailing location.  The annual fee for this location is approximately $250.  In an effort to keep our costs down, we will try to be remain a virtual company for the time being.  Should capital requirements allow, we may look to lease corporate space in the future. We do not currently own or lease interests in any property.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FMARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS IISSUER PURCHASES OF EQUITY SECURITIES.

There is presently no established public trading market for our shares of common stock.  We recently applied for quoting of our common stock on the OTC Bulletin Board.   However, we can provide no assurance that our shares of common stock will be quoted on the Bulletin Board or, if traded, that a public market will materialize.

Holders of Our Common Stock

As of the date of filing we had 39 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Transfer Agent and Registrar

The transfer agent for our common stock is Issuer Direct Corporation, 500 Perimeter Park Drive, Suite D, Morrisville, NC 27560, telephone: (919) 481-4000.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

Common Stock Issuance to Founders

On December 4, 2009, we issued 2,964,000 shares of our restricted common stock to 5 initial stockholders Craig Samuels, Sean Martin, CFO Managed Fund I, LLC, Groupmark Financial Services, Ltd and Howard Kaplan, all of whom are considered promoters as defined under Regulation C of the Securities Act of 1933, as amended.  All of these initial stockholders were instrumental in developing our business plan.  In addition, 138,000 shares were issued to each of Groupmark and Howard Kaplan as founders shares (valued at par value) in consideration of increased level of involvement in development of our business plan. The remaining 2,688,000 shares were issued to 3 stockholders for $50,000, two of whom were our initial officers and directors. We completed this offering pursuant to Section 4(2) of the Securities Act.  The 2,964,000 shares of common stock are restricted shares, as defined in the Securities Act, and have been endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act.

 Common Stock Offering

On September 30, 2010 we closed our common stock offering.  We sold an aggregate of 185,000 shares of common stock at a price of $0.05 per share to 37 investors for gross proceeds of $9,250.  The offering was closed in three tranches: (i) December 2009: 30,000 shares sold to 6 investors for gross proceeds of $1,500; (ii) March 31, 2010: 75,000 shares to 15 investors for gross proceeds of $3,750 and (iii) September 30, 2010: 80,000 shares sold to 16 investors.

The offer and sale of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 504promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) we were not subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (b) the investors confirmed to us that they were either “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act or had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (c) there was no public offering or general solicitation with respect to the offering; (d) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (e) the investors acknowledged that they had a reasonable opportunity to ask questions and receive answers concerning the offering and our business, financial condition, results of operations and prospects (f) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (g) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Stock-Based Compensation:

On December 29, 2011, the Board of Directors consented to the issuance of 255,520 shares of Common Stock to Company counsel in return for services performed in the past with a total dollar value of $12,776 at a price equal to $0.05.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

General and Trends in the Industry

In a August 2011 Forrester Research report, “US Interactive Marketing Forecast, 2011 to 2016,”(figure 1) it was noted that advertisers will spend as much on interactive marketing as they do on television advertising today.   Investment in search marketing, display advertising, email marketing, mobile marketing and social media will near $77 billion and represent 35% of all advertising, as interactive channels gain legitimacy in the marketing mix.    The US census bureau estimates that there are 30mm small and mid-size enterprises (“SMBs”) in the United States, and that market is forecasted to grow by 6 million new SMB’s annually.   According to Borrell Association, in 2011 it is estimated, that SMBs will spend $19.3 billion on web services.

Finding costs savings and efficiencies in outsourcing services and tasks has always been a priority.  However, with the global economic crisis, now more than ever managers and business owners are challenged to reduce costs aggressively with increased urgency.    While companies efforts to reduce direct costs through benchmarking, supplier consolidation, and vendor negotiation are undoubtedly valuable, the need for many general & administrative (“G&A”) items and other indirect expenditures tends to remain stable, even when companies are taking fewer orders and revenue is declining.   We believe that in an effort to gain more complete control over their profitability, SMBs must better manage their G&A.

Our focus is on the SMB market that need to generate more revenue, and for whom the digital sales channel has been underutilized to date as well as those that can benefit from more effective management of their G&A expenses.

Presently, we provide two lines of professional consulting services to the SMB marketplace:

(i)  interactive marketing optimization and website implementation services (www.ontarget360.com), including website design, technology support, including point of purchase capabilities and driving website traffic.

(ii) expense optimization services (www.ontarget360.exp.com): currently we offer outsourced finance and accounting staffing solutions and consulting services.   However, we plan to expand the offering to other G&A expense items.

Using a comprehensive approach, we offer businesses a single point of entry to an array of effective, affordable online and expense management services that will help drive their business.   The breadth and flexibility of our offering should allow us to address the interactive marketing and expense management needs of a wide variety of customers.   Our longer-term objective is to become an application service provider, or ASP, therefore we plan to offer our customers an all-inclusive offering on an affordable subscription basis with simple and predictable pricing levels.

Plan of Operations for the Next Twelve Months:

Our initial activities focused on developing our delivery service model and establishing our third party service providers that will enable us to scale properly as our client base grows. Over the next twelve months, we plan to:

●	Increase new customer acquisitions through various traditional and internet marketing campaigns;

●	Develop a shareholder base and obtain capital through sale of common stock;

●	Develop or acquire complementary services, technologies or intellectual property;

●	Refine our performance-based services and funding offerings; and
●	Form and enhance strategic third party service provider and product reseller relationships.

Results of Operations

Summary of Key Results

For the audited twelve months ending September 30, 2011 and since inception (December 9, 2009) through September 30, 2010

Revenues and Cost of Revenues

Total revenue for the twelve months ended September 30, 2011 was $31,050 as compared to revenue of $19,050 for the period from inception (December 9, 2009) to September 30, 2011, representing an increase of $12,000 or 63.0%.

Cost of revenues for the twelve months ended September 30, 2011 was $17,500, as compared to cost of revenues of $11,950 for the period from inception to September 30, 2010, representing an increase of $5,550 or 46.4%.   The increase was primarily due to increases in revenue.    Gross profit as a percentage of total revenue for the twelve months ended September 30, 2011 was 43.6%, as compared to 37.3% for the period from inception to September 30, 2010, representing and increase of 6.3%.   The increase was primarily due to the standardization of the delivery services of the Company.

Operating Expenses

Total operating expenses for the twelve months ended September 30, 2011 were $63,762 as compared to total operating expenses of $45,962 for the period from inception to September 30, 2010, representing an increase of $17,800 or 38.7%. The increase was primarily due to the shorter reporting period for the period ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011

From our inception on December 4, 2009 to September 30, 2011, we generated $50,100 in revenues.  This was accomplished without any focused sales and marketing efforts.   We intend to expand our sales and marketing effort which should increase our client base.

At September 30, 2011, we had cash of $14,622 and a working capital deficit of $16,249.   Since inception, we have raised $74,250.

We had a total stockholders’ deficit of $16,249 as of September 30, 2011, and an accumulated deficit as of $90,499 as of September 30, 2011.

We had $32,466 in net cash used in operating activities for the year ended September 30, 2011, which included $51,287 in net loss.  Cash flows used in operations were offset by changes in operating assets and liabilities totaling $18,821.

We had $20,500 of net cash provided by financing activities for the year ended September 30, 2011, which included $15,000 in additional paid in capital from two shareholders, and $5,500 from the collection of subscription receivables.

As of September 30, 2011, we did not have any fixed operating expenses.  However, over the next twelve months we expect to hire employees both to deliver our services as well as perform other administrative and operating activities.   Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.   In the event that our revenues from operations are insufficient to meet our working capital needs, we would need to either borrow funds from our officers or raise additional capital through equity or debt financings.    We expect our current officers will be willing and able to provide such additional capital.   However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Consistent with Section 144 of the Delaware General Corporation Law, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is us at is authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we will utilize our audit committee for the review of potential conflicts of interest.

With respect to shares issued for services, our board of directors determines the value of the services provided and authorizes the issuance of shares based upon the fair market value of our shares.

Off-Balance Sheet Arrangements

We had no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Use of Estimates

The financial statements of the Company have been prepared using accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from those estimates.

Revenue Recognition

The Company derives its revenue from the sale of general financial and marketing consulting services, other revenue related to working capital financing for clients, and through equity and revenue participation agreements with clients.  The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.

Financial and marketing consulting service revenues

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition The Company recognizes revenue when all of the following conditions are met:

●	there is persuasive evidence of an arrangement;
●	the service has been provided to the customer;
●	the collection of the fees is reasonably assured; and
●	the amount of fees to be paid by the customer is fixed or determinable.

Accounts Receivable

The Company’s accounts receivable are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary.  At September 30, 2011, the allowance for potential credit losses was $0.  The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability.   Payment terms are immediately upon receipt of invoice.  The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates.

Cost of Revenues

The Company’s cost of revenues primarily consists of personnel associated with the Company’s professional services as well as system operations.

Income Taxes

The Company provides for income taxes using the asset and liability method.  Under the asset/liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year.  A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carry-forwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of future income tax assets is dependent upon the generation of sufficient future taxable income during the period in which the deferred tax assets are recoverable. Management assesses the likelihood that the deferred tax assets will be recovered from future taxable income and whether a valuation allowance is required to reflect any uncertainty.  Management has determined that a full valuation allowance was necessary as of September 30, 2011. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry forwards.

Earnings per share

Earnings per share, in accordance with the provisions of ASC 260-10, Earnings Per Share, is computed by dividing net income by the weighted average number of common stock shares outstanding during the period.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ontarget360 Group Inc (formerly CWS Marketing & Finance Group Inc)

We have audited the accompanying balance sheets of OnTarget360 Group, Inc. (formerly CWS Marketing and Finance Group, Inc.) as of September 30, 2011 and 2010 and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended September 30, 2011 and the period from December 4, 2009 (Date of Inception) through September 30, 2010. OnTarget360 Group, Inc.’s (formerly CWS Marketing and Finance Group, Inc.) management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OnTarget360 Group, Inc. (formerly CWS Marketing and Finance Group, Inc.) as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the year ended September 30, 2011 and the period from December 4, 2009 (Date of Inception) though September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
January 13, 2012

ONTARGET360 GROUP, INC (FORMERLY CWS MARKETING & FINANCE GROUP INC)
BALANCE SHEET
September 30, 2011 and 2010

ASSETS
	9/30/11	9/30/10
CURRENT ASSETS:
Cash	$14,622	$26,588
Accounts receivable, net	-	800
TOTAL CURRENT ASSETS	14,622	27,388

TOTAL ASSETS	$14,622	$27,388

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$30,271	$12,500
Income tax payable	600	350
TOTAL CURRENT LIABILITIES	30,871	12,850

TOTAL LIABILITIES	30,871	12,850

STOCKHOLDERS' EQUITY(DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Subscription receivable	-	(5,500)
Common stock, $.001 par value, 10,000,000 shares authorized,
3,149,000 shares issued and outstanding,
as of September 30, 2011 and 2010	3,149	3,149
Additional paid-in capital	71,101	56,101
Retained deficit	(90,499)	(39,212)
TOTAL STOCKHOLDERS' EQUITY	(16,249)	14,538
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,622	$27,388

See accompanying notes to audited financial statements.

ONTARGET360 GROUP INC (FORMERLY CWS MARKETING & FINANCE GROUP INC)
STATEMENTS OF OPERATIONS
FROM INCEPTION (DECEMBER 4, 2009) THROUGH SEPTEMBER 30, 2010
AND FOR THE YEAR ENDED SEPTEMBER 30, 2011

	Twelve Months Ended September 30, 2011	From inception through September 30, 2010

Revenues:
Professional service revenues	$28,050	$15,300
Professional service revenues - related party	3,000	3,750
Total Revenues	31,050	19,050

Cost of revenues	-	5,000
Cost of revenues from a related party	17,500	6,950

Gross Profit	13,550	7,100

Operating expenses:
General and administrative	57,262	42,962
General and administrative costs from a related party	6,500	3,000
Total operating expenses	63,762	45,962

Loss from operations	(50,212)	(38,862)

Loss before taxes	(50,212)	(38,862)

Income tax provision	1,075	350

Net loss	$(51,287)	$(39,212)

Net loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted number of shares outstanding -
Basic and diluted	3,149,000	3,040,017

See accompanying notes to audited financial statements.

ONTARGET360 GROUP INC (FORMERLY CWS MARKETING & FINANCING GROUP INC)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FROM INCEPTION (DECEMBER 4, 2009) THROUGH SEPTEMBER 30, 2011

	Preferred Stock		Common		Paid-In	Sub	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Rec'b	(Deficit)	(Deficit)

Balance at Inception	-	$-	0	$-	$-	$-	$-	$-

Issuance of stock			3,149,000	3,149	56,101	(5,500)		53,750
Net loss for period	-	-					(39,212)	(39,212)
	-	-
Balance September 30, 2010	-	$-	3,149,000	$3,149	$56,101	$(5,500)	$(39,212)	$14,538

Shareholder contribution					15,000			15,000
Subscription receivable payment						5,500		5,500
Net loss for period	-	-					(51,287)	(51,287)
	-	-
Balance September 30, 2011	-	$-	3,149,000	$3,149	$71,101	$-	$(90,499)	$(16,249)

See accompanying notes to audited financial statements.

ONTARGET360 GROUP, INC (FORMERLY CWS MARKETING & FINANCE GROUP INC)
STATEMENT OF CASH FLOW
FROM INCEPTION (DECEMBER 4, 2009) THROUGH SEPTEMBER 30, 2010 AND
FOR THE YEAR ENDED SEPTEMBER 30, 2011

	Twelve Months Ended September 30, 2011	From inception through September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,287)	$(39,212)
Adjustments to reconcile net loss to cash used in operating activities:

Change in operating assets and liabilities:
Accounts and notes receivable	800	(800)
Accounts payable and accrued expenses	17,771	12,500
Income tax payable	250	350
Net cash used in operating activities	$(32,466)	$(27,162)

CASH FLOW FROM FINANCING ACTIVITIES:
Subscription receivable payment	5,500	-
Shareholder contribution	15,000	-
Proceeds from Issurance of common stock	-	53,750
Net cash provided by financing activities	$20,500	$53,750

NET INCREASE(DECREASE) IN CASH	(11,966)	26,588

CASH AND CASH EQUIVALENTS at beginning of period	26,588	-
CASH AND CASH EQUIVALENTS at end of period	$14,622	$26,588

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities
Sale of stock for subscription receivable	$-	$5,500

See accompanying notes to audited financial statements.

ONTARGET360 GROUP, INC (FORMERLY CWS MARKETING & FINANCE GROUP INC)
NOTES TO FINANCIAL STATEMENTS

Note 1.  The Company History  and Nature of Business

Ontarget360 Group Inc (formerly CWS Marketing & Finance Group Inc) (the “Company”), formed on December 4, 2009, provides two primary lines of professional consulting services; (ii) interactive marketing consulting and website implementation services, and (ii) expense management services.

On September 1, 2011, the Securities & Exchange Commission declared the Company Form S1 filing effective and the Company became a reporting entity.  In an effort to accelerate the current business plan, on December 29, 2011 an existing shareholder and an affiliate of a shareholder expanded their roles.  Mr. Howard Kaplan became the Chief Executive Officer and Mr. William Schloth became Chief Financial Officer.  Mr. Kaplan & Mr. Schloth also became Directors.   As part of this transition, CFO Managed Fund I, LLC, an entity owned by the wife of Mr. Schloth, acquired all the share holdings of Craig Samuels and Mitch Metzman, the prior CEO and CFO, respectively, and Directors of the Company.

The Company’s initial activities focused on developing a delivery service model and establishing third party service providers that will enable the business to scale as the client base grows.     Over the next twelve months, the Company plans to: increase new customer acquisitions through various traditional and internet marketing campaigns, develop a shareholder base and obtaining capital through sale of common stock, develop or acquire complementary services, technologies or intellectual property, strengthening our customer retention, refine a performance-based services and funding offering, form and enhance strategic third party business service provider and product reseller relationships, and, further develop the application service provider subscription-based delivery model.

Through a perpetual licensing agreement with FN Implementation and Financing Partners, Inc (“FNIFP”) (the “Licensing Agreement”) dated as of December 31, 2009, the Company was granted full access and use to the proprietary reporting methodology to AccountMETRICing Architecture™(“AAI”).   AAI is a reporting system that is built on the specific needs of clients to understand and manage key performance indicators related to their business. Under the Licensing Agreement the Company will payout a 5% royalty on all clients that specifically utilize the reporting methodology along with the other services provided by the Company.   No royalty fees have been earned from inception through September 30, 2011.

 Note 2. Summary of Significant Accounting Policies

Use of Estimates

The financial statements of the Company have been prepared using accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from those estimates.

Concentration of Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable.

Revenue Recognition

The Company derives its revenue from the sale of general financial and marketing consulting services, other revenue related to working capital financing for clients, and through equity and revenue participation agreements with clients.  The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.

Financial and marketing consulting service revenues

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition The Company recognizes revenue when all of the following conditions are met:

●	there is persuasive evidence of an arrangement;
●	the service has been provided to the customer;
●	the collection of the fees is reasonably assured; and
●	the amount of fees to be paid by the customer is fixed or determinable.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents are comprised of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

Accounts Receivable

The Company’s accounts receivable are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary.  At September 30, 2011 and 2010, the allowance for potential credit losses was $0.  The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability.   Payment terms are upon receipt of invoice.  The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates.

Cost of Revenues

The Company’s cost of revenues primarily consists of personnel associated with the Company’s professional services as well as system operations.

Income Taxes

The Company provides for income taxes using the asset and liability method.  Under the asset/liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year.  A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carry-forwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of future income tax assets is dependent upon the generation of sufficient future taxable income during the period in which the deferred tax assets are recoverable. Management assesses the likelihood that the deferred tax assets will be recovered from future taxable income and whether a valuation allowance is required to reflect any uncertainty.  Management has determined that a full valuation allowance was necessary as of September 30, 2011 and 2010.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry forwards.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses and income tax payable approximate their fair values due to the short-term maturities of these financial instruments.

Earnings per share

Earnings per share, in accordance with the provisions of ASC 260-10, Earnings Per Share, is computed by dividing net income by the weighted average number of common stock shares outstanding during the period.

Recent Accounting Requirements

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) has become the source of authoritative GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165 (Codification reference ASC 855), “Subsequent Events.” SFAS No. 165 sets standards for the disclosure of events that occur after the balance-sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth the following: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 effective April 1, 2009. The Company uses the date of the filing of its periodic report with the SEC as the date through which subsequent events have been evaluated, which is the same date as the date the financial statements are issued. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update is to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.  In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this standard did not have a material impact on the Company’s financial statements.

Management does not believe that any recently issued, but not currently effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3. Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 10,000,000 shares of common stock and 5,000,000 shares of preferred stock both with par value of $0.001.    The Company had 3,149,000 shares of common stock issued and outstanding as of September 30, 2011 and 2010.

Issuance of Common Stock

Pursuant to a common stock subscription agreement and investor questionnaire, (“Sub Docs”) the Company has been issuing common stock in units (the “Units”) of 5,000 shares of Common Stock at a price of $0.05 per share for a total per unit price of $250.    On December 4, 2009, in return for capital commitments totally $50,000 certain shareholders and founders were issued 2,964,000 shares.  Also on December 4, 2009, the Company issued shares totally 30,000 for the purchase of 6 units by 6 new shareholders, a subscription receivable of $1,500 remains on the balance sheet as of September 30, 2010 for such shareholders.   On March 31, 2010, the Company issued shares totally 75,000 for the purchase of 15 units by 15 separate new shareholders totaling $3,750.   On September 29, 2010 the Company issued shares totaling 80,000 for the purchase of 16 units by 16 separate shareholders and a subscription receivable of $4,000 remains on the balance sheet as of September 30, 2010 for such shareholders.  During 2011, the Company received payment of the outstanding $5,500 subscription receivable.  In March 2011, the Company received additional paid in capital of $15,000 from two shareholders.

Note 4. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Twelve Months Ended From Inception
	Sept 30, 2011	To Sept 30, 2010

Loss before income taxes	$(50,212)	$(38,862)

The components of the provision (benefit) for income taxes are as follows:

	Twelve Months Ended From Inception
	Sept 30, 2011	To Sept 30, 2010
Current
Federal	-	-
State and local	1,075	350
Total current tax provision	1,075	350

Deferred
Federal	-	-
State	-	-
Total deferred tax provision (benefit)	-	-

Total tax provision	$1,075	$350

	Twelve Months Ended From Inception to
Temporary differences:	Sept 30, 2011	Sept 30, 2010
Deferred Tax Assets:
Net operating loss carry-forward	24,941	11,049
Less: valuation allowance	(24,941)	(11,049)
Deferred tax assets	-	-

Deferred tax liabilities	-	-
Net deferred tax asset	$-	$-

 The Company had federal and state net operating loss carry forwards of approximately $90.500, as of September 30, 2011.  The tax loss carry forwards are available to offset future taxable income with the federal and state carry forwards beginning to expire in 2025.

The realization of the tax benefits are subject to the sufficiency of taxable income in future years.   The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is not likely that its net deferred tax assets will ultimately be recovered and, accordingly, recorded a valuation allowance as of September 30, 2011 and 2010.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 28% is as follows:

	Twelve Months Ended From Inception
	Sept 30, 2011	to Sept, 30 2010

Expected income tax benefit(loss) at statutory rate of 28%	$(14,059)	$(11,049)
State and local tax benefit, net of federal	1,075	350
Change in valuation account	14,059	11,049
Income tax expense	$1,075	$350

Note 6. Commitments and Contingencies

Other than the royalties to be paid under the perpetual licensing arrangement the Company has no leases or other written contractual agreements.

Note 7. Related Party Transaction and Arrangements

FN Implementation & Financing Partners, Inc. (“FNIFP”)

Pursuant to a consulting agreement (the “Consulting Agreement”) dated December 15, 2009, the Company entered into an arrangement with FNIFP to provide certain general accounting, finance, legal and client advisory and delivery assistance. The amounts of payment vary according to services provided.   For the year ended September 30, 2011 and 2010 the Company recorded $24,000 and $9,950, respectively for these various services.  At September 30, 2011 and 2010 the Company did not owe any money to FNIFP for these services.

We have also entered into our Perpetual Licensing Agreement with FNIFP.  As of September 30, 2011 and 2010, no royalties under the licensing agreement have been paid.     As of September 30, 2011 and 2010.  $17,500 and $6,500 and $6,950 and $6,000, of FNIFP’s fees have been allocated between Cost of revenue and General and administrative expenses, respectively.

We have service contract with a client where a related party to a shareholder acts in a management capacity.   Under the terms of the contract the client pays a monthly subscription fee for professional services and access to AccountMetricing Architecture™.   For the year ending September 30, 2011 the Company has recorded $3,000 in income.   Such amount has been reflected under a separate title on the Statement of Operations.

Note 8. Subsequent Events

On December 29, 2011 an existing shareholder and an affiliate of a shareholder expanded their roles.  Mr. Howard Kaplan became the Chief Executive Officer and Mr. William Schloth became Chief Financial Officer.  Mr. Kaplan & Mr. Schloth also became Directors.   As part of this transition, CFO Managed Fund I, LLC, an entity owned by the wife of Mr. Schloth, acquired all the share holdings of Craig Samuels and Mitch Metzman, the prior CEO and CFO, respectively, and Directors of the Company.

On January 1, 2012, the Company appointed an additional Director who became the Chief Executive Officer of the Company.   That director was an existing shareholder and previously involved with both the delivery of services to the company as well as strategic planning and advisory.

On January 4, 2012, the Company changed its name from CWS Marketing & Finance Group Inc. to Ontarget360 Group Inc.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No events occurred that require disclosure under Item 304(b) of Regulation S-B.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of September 30, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of September 30, 2011 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. The CFO and CEO determined that at September 30, 2011, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. Because of material weakness, we reallocated certain operating personnel to handle certain tasks as well as developed written policies to better segregate duties.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgment and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that pertain to our ability to record, process, summarize and report reliable data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of September 30, 2011. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of September 30, 2011, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Remediation of Material Weakness in Internal Controls Over Financial Reporting

Because of the material weakness described above, we have retained the services of Mr. Schloth to acts as our financial officer.   Furthermore, as the operation grows, the Company intends to hire an independent contractor to continue processing the financial information of the Company and the related public reporting.

This annual report filed on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages and positions as of the date of this annual report are listed below.

Name	Age	Position Held with our Company
Howard Kaplan	36	Chief Executive Officer and Director

William E Schloth	48	President, Chief Financial Officer and Director

Howard Kaplan is a founding shareholder and has served as our Chief Executive Officer and Director since December 31, 2011.  Prior to joining our Company, since 2004, Mr. Kaplan has held various executive level positions at Future Now Inc.  Such positions included Chief Executive Officer, Chief Operating Officer and Director of Business Development.   He has spoken about marketing optimization at leading conferences including Internet Retailer, Shop.org, Ad-Tech, Marketing Sherpa and Search Engine Strategies. Mr. Kaplan has been involved with Internet technologies since the early 1990s. He has designed search engines and engineered content management systems for PriceWaterhouseCoopers’ Global Web Team.  Mr. Kaplan is a member of the Association for Computing Machinery and a graduate of the Georgia Institute of Technology.

William E. Schloth is a founding shareholder and has served as our Chief Financial Officer and Director since December 29, 2011.   Mr. Schloth is acting in an interim capacity with these positions.   He is currently the Chief Executive Officer of Global Bridge Partners Inc (“GBP’), a merchant banking operation that wholly-owns a FINRA registered broker dealer, registered investment advisory firm, insurance agency and business services division.  Mr. Schloth has been investing in and advising private and public emerging and middle market companies for over 20 years. Most of this time has been spent in senior management and investment banking positions with small to mid-size broke dealers. Mr. Schloth's investment banking expertise is focused on the interactive marketing industy.  Earlier in his career Mr. Schloth held senior financial positions with GE Capital.   Prior to GE, Mr. Schloth spent five years with Coopers & Lybrand.   He is a certified public accountant and has an MBA from NYU’s Stern School of Business with a double concentration in Marketing and Finance.   Mr. Schloth did his undergraduate school work at Fairfield University were he majored in Accountingand information systems.  Mr. Schloth holds securities licenses that include a series 24, 27, 63, 79, 7, an investment advisory and insurance license.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board of directors.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
●	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time
●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

●
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended September 30, 2011, no Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION.

There has been no cash or non-cash compensation awarded to, earned by or paid to any of our officers and directors since inception.  We do not currently have a stock option plan, non-equity incentive plan or pension plan.   As Mr. Schloth’s position is interim, until such a time that the Company and Mr. Schloth shall agree, Mr. Schloth will receive no compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 12, 2012, certain information with respect to the beneficial ownership of the Company’s common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers and the directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock underlying options or warrants which are currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Position with the Company	Amount and Nature of Beneficial Ownership	Percentageof Class (1)
Common	CFO Managed Fund I LLC 80 Mountain Laurel Rd Fairfield CT 06824 (2)	5% Stockholder	2,693,0000	79.1%

Common	Howard Kaplan	Director, CEO	138,000	4.1%

Common	William E Schloth (2)	Director, CFO	-	-

Common	Directors and Executive Officers as a Group (2 persons)		2,831,000	83.2%
_________
 * less than 1%

(1)
Based on 3,149,000 shares of common stock as of January 12, 2012.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)
Mr. Schloth is a manager of CFO Managed Fund I LLC (“CFOMI”).    CFOMI’s sole member and chief manager is Mr. Schloth’s wife.    CFOMI is a holding company for investments and, as such, has no operating activities.

Changes in Control

There are no arrangements that may result in a change of control of us.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Other than set forth below, we have not been a party to any transaction, proposed transaction, or series of transactions during the last year in which the amount involved exceeds the lesser of (a) $120,000 or (b) one percent (1%) of the average of our total assets at year end for the last three completed fiscal years, and in which, to our knowledge, any of the following persons had, or is to have, a direct or indirect material interest: a director or executive officer; a nominee for election as a director; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

FN Implementation & Financing Partners, Inc. (“FNIFP”)

Pursuant to a consulting agreement (the “Consulting Agreement”) dated December 15, 2009, the Company entered into an arrangement with FNIFP to provide certain general accounting, finance, legal and client advisory and delivery assistance.  FNIFP is an entity owned by Mr. Schloth’s wife.  The amounts of payment vary according to services provided.   For the years ended September 30, 2011 and 2010 the company recorded $24,000, and $9,950, respectively for these various services.  At September 30, 2011 and 2010 the Company did not owe any money to FNIFP for these services.

We have service contract with a client where a related party to a shareholder acts in a management capacity.   Under the terms of the contract the client pays a monthly subscription fee for professional services and access to AccountMetricing Architecture™.   For the years ending September 30, 2011 and 2010 the Company has recorded $3,000 and $3,750, respectively in income.   Such amount has been reflected under a separate title on the Statement of Operations.   The contract was terminated as of October 1, 2011.

Through a perpetual licensing agreement with FNIFP (the “Licensing Agreement”) dated as of December 31, 2009, the Company was granted full access and use to the proprietary reporting methodology to AccountMETRICing Architecture™(“AAI”).   AAI is a reporting system that is built on the specific needs of clients to understand and manage key performance indicators related to their business. Under the Licensing Agreement the Company will payout a 5% royalty on all clients that specifically utilize the reporting methodology along with the other services provided by the Company.   No royalty fees have been earned from inception through September 30, 2011.

Director Independence

Our determination of independence of directors is made using the definition of ‘‘independent director’’ contained under Rule 4200(a)(15) of the Rules of FINRA and as such we have determined that none of our directors qualify as an independent director

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table indicates the fees paid by us for services performed for the year ended September 30, 2011 and from inception (December 4, 2009) through September 30, 2010:

	Year Ended Sept 30, 2011	Inception through Sept 30, 2010

Audit Fees	$8,535	$10,000
Tax Fees	0	0
All Other Fees	0	0

Total	$8,535	$10,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the year ended September 30, 2011 and the period from inception (December 4, 2009) through September 30, 2010, respectively, for the audit of our consolidated financial statements.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees.  This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended September 30, 2011 and the period from inception (December 4, 2009) through September 30, 2010.

ITEM 15.	EXHIBITS.

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
__________
* Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTARGET 360 GROUP INC

Dated: January 13, 2012	By:	/s/Howard Kaplan
Howard Kaplan
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Howard Kaplan	Chief Executive Officer, Director	January 13, 2012
Howard Kaplan

/s/William Schloth	Principal Financing and Accounting Officer and Director	January 13, 2012
William Schloth