Form 10-Q
period 2011-12-31
OnTarget360 Group, Inc.
filed 2012-02-22
CIK 1506385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended December 31, 2011.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to ______________

Commission file number: 333-170828

Ontarget360 Group Inc.
 (Exact name of registrant in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding February 21, 2012
Common Stock, $0.001 par value per share	3,404,520 shares

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	4
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	7
ITEM 4.	CONTROLS AND PROCEDURES	7
ITEM 5.	OTHER	7

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	8
ITEM 1A.	RISK FACTORS	8
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	8
ITEM 3	DEFAULTS UPON SENIOR SECURITIES
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5	OTHER INFORMATION
ITEM 6	EXHIBITS	8
	SIGNATURES	9

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.

ONTARGET360 GROUP, INC (FORMERLY CWS MARKETING & FINANCE GROUP INC)
CONDENSED BALANCE SHEETS
DECEMBER 31, 2011 AND SEPTEMBER 30, 2011

ASSETS	(Unaudited)
	12/31/11	9/30/11
CURRENT ASSETS:
Cash	$682	$14,622
Accounts receivable, net	4,400	-
TOTAL CURRENT ASSETS	5,082	14,622

TOTAL ASSETS	$5,082	$14,622

LIABILIATIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,068	$30,271
Due to shareholder	6,000	-
Income tax payable	600	600
TOTAL CURRENT LIABILITIES	20,668	30,871

TOTAL LIABILITIES	20,668	30,871

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value, 10,000,000 shares authorized,
3,404,520 and 3,149,000 shares issued and outstanding,
as of December 31, 2011and September 30, 2011, respectively	3,405	3,149
Additional paid-in capital	83,621	71,101
Retained deficit	(102,612)	(90,499)
TOTAL STOCKHOLDERS' DEFICIT	(15,586)	(16,249)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,082	$14,622

See accompanying condensed notes to interim financial statements.

ONTARGET360 GROUP INC (FORMERLY CWS MARKETING & FINANCE GROUP INC)
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 2011 AND 2010

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
	(Unaudited)	(Unaudited)
Revenues:
Monthly subscription fees	$10,650	$2,500
Monthly subscription fees - related party	1,500	750
Total Revenues	12,150	3,250

Cost of revenues - related party	6,000	2,500
Gross Profit	6,150	750

Operating expenses:
General and administrative	10,263	3,583
General and administrative costs - related party	8,000	4,500
Total operating expenses	18,263	8,083

Loss before taxes	(12,113)	(7,333)
Income tax provision(benefit)	-	250

Net loss	$(12,113)	$(7,583)

Net loss per share - basic
Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted number of shares outstanding - Basic and diluted	3,154,616	3,149,000

See accompanying condensed notes to interim financial statements.

ONTARGET360 GROUP INC (FORMERLY CWS MARKETING & FINANCING GROUP INC)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
FROM INCEPTION (DECEMBER 4, 2009) THROUGH DECEMBER 31, 2011

	Preferred Stock		Common		Paid-In	Sub	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Rec'b	(Deficit)	(Deficit)

Balance at Inception	-	$-	0	$-	$-	$-	$-	$-

Issuance of stock			3,149,000	3,149	56,101	(5,500)		53,750
Net loss for period	-	-					(39,212)	(39,212)

Balance September 30, 2010	-	$-	3,149,000	$3,149	$56,101	$(5,500)	$(39,212)	$14,538

Shareholder contribution					15,000			15,000
Subscription receivable payment						5,500		5,500
Net loss for period	-	-					(51,287)	(51,287)

Balance September 30, 2011	-	$-	3,149,000	$3,149	$71,101	$-	$(90,499)	$(16,249)

Stock issued for services			255,520	256	12,520			12,776
Net loss for period							(12,113)	(12,113)

Balance December 31, 2011	-	$-	3,404,520	$3,405	$83,621	$-	$(102,612)	$(15,586)

See accompanying condensed notes to interim financial statements.

ONTARGET360 GROUP, INC (FORMERLY CWS MARKETING & FINANCE GROUP INC)
CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
DECEMBER 31, 2011 AND 2010

	Threes Months Ended December 31, 2011	Threes Months Ended December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,113)	$(7,583)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation	12,776	-

Change in operating assets and liabilities:
Accounts receivable	(4,400)	(400)
Income tax payable	-	250
Accounts payable and accrued expenses	(16,203)	(9,369)
Net cash used in operating activities	(19,940)	(17,102)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan from shareholder	6,000	-
Proceeds from collection of subscription receivable	-	5,500
Net cash provided by financing activities	6,000	5,500

NET DECREASE IN CASH	(13,940)	(11,602)

CASH AND CASH EQUIVALENTS at beginning of period	14,622	26,588
CASH AND CASH EQUIVALENTS at end of period	$682	$14,986

See accompanying condensed notes to interim financial statements.

ONTARGET360 GROUP, INC (FORMERLY CWS MARKETING & FINANCE GROUP INC)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1.  The Company History and Nature of Business

Ontarget360 Group Inc (formerly CWS Marketing & Finance Group Inc) (the “Company”), formed on December 4, 2009, provides two primary lines of professional consulting services; (ii) interactive marketing consulting and website implementation services, and (ii) expense management services.

On September 1, 2011, the Securities & Exchange Commission declared the Company’s Form S-1 filing effective and the Company became a reporting entity.  In an effort to accelerate the current business plan, on December 29, 2011 an existing shareholder and an affiliate of a shareholder expanded their roles.  Mr. Howard Kaplan became the Chief Executive Officer and Mr. William Schloth became Chief Financial Officer.  Mr. Kaplan & Mr. Schloth also became Directors.   As part of this transition, CFO Managed Fund I, LLC, an entity owned by the wife of Mr. Schloth, acquired all the share holdings of Craig Samuels and Mitch Metzman, the prior CEO and CFO, respectively, and Directors of the Company.

Through a perpetual licensing agreement with FN Implementation and Financing Partners, Inc (“FNIFP”) (the “Licensing Agreement”) dated as of December 31, 2009, the Company was granted full access and use to the proprietary reporting methodology to AccountMETRICing Architecture™(“AAI”).   AAI is a reporting system that is built on the specific needs of clients to understand and manage key performance indicators related to their business. Under the Licensing Agreement the Company will payout a 5% royalty on all clients that specifically utilize the reporting methodology along with the other services provided by the Company.   No royalty fees have been earned from inception through December 31, 2011.

As of December 31, 2011, we did not have any fixed operating expenses.  However, over the next twelve months we expect to hire employees both to deliver our services as well as perform other administrative and operating activities. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.   In the event that our revenues from operations are insufficient to meet our working capital needs, we would need to either borrow funds from our officers or raise additional capital through equity or debt financings.  We expect our current officers will be willing and able to provide such additional capital.   However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

The accompanying unaudited condensed financial statements of  the Company  have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest audited financial statements.  The audited financial statements for the year ended September 30, 2011 are included in the Company’s Annual Report on Form 10-K, filed with the SEC on January 13, 2011.

 Note 2. Summary of Significant Accounting Policies

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

Stock Based Compensation

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach.

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

Note 3. Promissory Notes

On December 30, 2011 the Company entered into promissory notes agreements (the “Notes”) with a shareholder in the amount of $6,000. The Notes have a 12% interest rate. Interest is payable on June 30, 2012 and at maturity. Unless otherwise paid off by the Company in advance, the Notes are due on December 30, 2012. The Notes have no prepayment penalty.  For the three months ended December 31, 2011, the Company recorded $0 in interest expense.

Note 4. Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 10,000,000 shares of common stock and 5,000,000 shares of preferred stock both with par value of $0.001. The Company had 3,404,520 and 3,149,000 shares of common stock issued and outstanding as of December 31, 2011 and September 30, 2011, respectively.

Issuance of Common Stock

Pursuant to a common stock subscription agreement and investor questionnaire, (“Sub Docs”) the Company has been issuing common stock in units (the “Units”) of 5,000 shares of Common Stock at a price of $0.05 per share for a total per unit price of $250. On December 4, 2009, in return for capital commitments totally $50,000 certain shareholders and founders were issued 2,964,000 shares.  Also on December 4, 2009, the Company issued shares totally 30,000 for the purchase of 6 units by 6 new shareholders, a subscription receivable of $1,500 remains on the balance sheet as of September 30, 2010 for such shareholders. On March 31, 2010, the Company issued shares totally 75,000 for the purchase of 15 units by 15 separate new shareholders totaling $3,750.On September 29, 2010 the Company issued shares totaling 80,000 for the purchase of 16 units by 16 separate shareholders and a subscription receivable of $4,000 remains on the balance sheet as of September 30, 2010 for such shareholders.  During 2011, the Company received payment of the outstanding $5,500 subscription receivable.  In March 2011, the Company received additional paid in capital of $15,000 from two shareholders.

Stock-Based Compensation

On December 29, 2011, the Board of Directors consented to the issuance of 255,520 shares of Common Stock to Company counsel in return for services performed in the past with a total dollar value of $12,776 at a price equal to $0.05.

Note 5. Commitments and Contingencies

Other than the royalties to be paid under the perpetual licensing arrangement the Company has no leases or other written contractual agreements.

Note 6. Related Party Transaction and Arrangements

FN Implementation & Financing Partners, Inc. (“FNIFP”)

Pursuant to a consulting agreement (the “Consulting Agreement”) dated December 15, 2009, the Company entered into an arrangement with FNIFP to provide certain general accounting, finance, legal and client advisory and delivery assistance. The amounts of payment vary according to services provided.   For the three months ended December 31, 2011 and 2010 the Company recorded $14,000 and $7,000, respectively for these various services.  At December 31, 2011 the Company did not owe any money to FNIFP for these services. For the three months ended December 31, 2011 and 2010 $6,000 and $2,500 of FNIFP’s fees has been allocated to cost of revenue and $8,000 and $4,500  has been allocated to General and administrative expenses, respectively

We have also entered into our Perpetual Licensing Agreement with FNIFP.  As of December 31, 2011 no royalties under the licensing agreement have been paid.

Note 7. Subsequent Events

On January 1, 2012, the Company appointed an additional Director who became the Chief Executive Officer of the Company.   That director was an existing shareholder and previously involved with both the delivery of services to the Company as well as strategic planning and advisory.

On January 4, 2012, the Company changed its name from CWS Marketing & Finance Group Inc. to Ontarget360 Group Inc.

On January 9, 2012 and February 8, 2012 the Company entered into promissory notes agreements (the “Notes”) with a shareholder in the amounts of $3,000, and $7,000. The Notes have semi-annual interest payments and mature in one year.   The Notes carry a 12% interest rate. The Notes have no-prepayment penalty.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

1.	our future operating results;
2.	our business prospects;
3.	any contractual arrangements and relationships with third parties;
4.	the dependence of our future success on the general economy;
5.	any possible financings; and
6.	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this Form 10-Q.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Corporate History

On December 4, 2009 the business incorporated in the State of Delaware. On September 1, 2011, the Securities & Exchange Commission declared our Form S-1 filing effective and we became a reporting entity.  In an effort to accelerate the current business plan, on December 29, 2011 an existing shareholder and an affiliate of a shareholder expanded their roles. Mr. Howard Kaplan became the Chief Executive Officer and Mr. William Schloth became Chief Financial Officer. Mr. Kaplan & Mr. Schloth also became Directors.  Mr. Kaplan and Mr. Schloth were both founders of the Company as well as involved with the delivery of the Company services and business plan development and implementation. As part of this transition, CFO Managed Fund I, LLC, an entity owned by the wife of Mr. Schloth, acquired all the share holdings of Craig Samuels and Mitch Metzman, the prior CEO and CFO, respectively, and Directors of the Company.

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

Overview

We are a business agency that provides people, processes and tools to help clients improve the results generated by their interactive marketing efforts as well as more effectively manage their operating expenses.

In August 2011 Forrester Research report, “US Interactive Marketing Forecast, 2011 to 2016,” it was noted that advertisers will spend as much on interactive marketing as they do on television advertising today. Investment in search marketing, display advertising, email marketing, mobile marketing and social media will near $77 billion and represent 35% of all advertising, as interactive channels gain legitimacy in the marketing mix. The US census bureau estimates that there are 30 million small and mid-size enterprises (“SMBs”) in the United States, and that market is forecasted to grow by 6 million new SMB’s annually. According to a Borrell Associates March 2011 report, it is estimated, that SMBs will spend $19.3 billion on web services

Finding costs savings and expense efficiencies has always been a priority.   However, with the global economic crisis, now more than ever managers and business owners are challenged to reduce costs aggressively with increased urgency.    While companies efforts to reduce direct costs through benchmarking, supplier consolidation, and vendor negotiation are undoubtedly valuable, the need for many general & administrative (“G&A”) items and other indirect expenditures tends to remain stable, even when companies are taking fewer orders and revenue is declining.    We believe that in an effort to gain more complete control over their profitability, SMBs must better manage their G&A.

Our focus is on the SMB market that need to generate more revenue, and for whom the digital sales channel has been underutilized to date as well as those that can benefit from more effective management of their G&A expenses.

Presently, we provide two lines of professional consulting services to the SMB marketplace:

(i)  interactive marketing optimization and website implementation services (www.ontarget360.com), including website design and technology support including point of purchase capabilities and driving website traffic.

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

Results of Operations

Summary of Key Results

For the unaudited three months ending December 31, 2011 and 2010

Revenues and Cost of Revenues

Total revenue for the three months ended December 31, 2011 and 2010, was $12,150 and $3,250, respectively, representing an increase of $8,900 or 274%.

Cost of revenues for the three months ended December 31, 2011 and 2010, was $6,000 and $2,500, respectively, representing an increase of $3,500 or 140%.   The increase was primarily due to increases in revenue.    Gross profit as a percentage of total revenue for the three months ended December 31, 2011 and 2010, was 50.6%, and 23.1%, respectively, representing and increase of 27.4%.   The increase was primarily due to increases of services of the Company.

Operating Expenses

Total operating expenses for the three months ended December 30, 2011 and 2010, were $18,263 and $8,083 respectively, representing an increase of $10,180 or 125.9%. The increase was primarily due to increased professional fees.

Liquidity and Capital Resources

As of December 31, 2011

From our inception on December 4, 2009 to December 31, 2011, we generated $62,250 in revenues.  This was accomplished without any focused sales and marketing efforts.   We intend to expand our sales and marketing effort which should increase our client base.

At December 31, 2011, we had cash of $682 and a working capital deficit of $15,586.   Since inception, we have raised $74,250 in equity capital and $6,000 in debt.

We had a total stockholders’ deficit of $15,586 and an accumulated deficit of $102,612 as of December 31, 2011.

We had $19,940 in net cash used in operating activities for the three ended December 31, 2011, which included $12,113 in net loss and $12,776 in stock based compensation.  Cash flows used in operating activities included changes in operating assets and liabilities totaling $20,603.

We had $6,000 of net cash provided by financing activities for the three months ended, which was a loan from a shareholder.

As of December 31, 2011, we did not have any fixed operating expenses.  However, over the next twelve months we expect to hire employees both to deliver our services as well as perform other administrative and operating activities. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.   In the event that our revenues from operations are insufficient to meet our working capital needs, we would need to either borrow funds from our officers or raise additional capital through equity or debt financings.  We expect our current officers will be willing and able to provide such additional capital.   However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 5. OTHER

None

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings. Management is not aware of any legal proceedings proposed to be initiated against us. However, from time to time, we may become subject to claims and litigation generally associated with any business venture operating in the ordinary course.

ITEM 1A. RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

ITEM 3. RECENT SALE OF UNREGISTERED SECURITIES

Stock-Based Compensation:

On December 29, 2011, the Board of Directors consented to the issuance of 255,520 shares of Common Stock to Company counsel in return for services performed in the past with a total dollar value of $12,776 at a price equal to $0.05.

ITEM 2. EXHIBITS

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

ONTARGET 360 GROUP INC

Dated: February 21, 2012	By:	/s/Howard Kaplan
Howard Kaplan
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Howard Kaplan	Chief Executive Officer, Director	February 21, 2012
Howard Kaplan

/s/William Schloth	Principal Financing and Accounting Officer and Director	February 21, 2012
William Schloth