Form 10-Q
period 2012-03-31
OnTarget360 Group, Inc.
filed 2012-05-21
CIK 1506385

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2012.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to_________ .

Commission file number: 333-170828

Ontarget360 Group Inc.
 (Exact name of registrant in its charter)

Delaware	27-1662812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Park Lane, Suite 1319, Boston MA	02210
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 877-879-7631

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐    No ☐
(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter	☐	Accelerated filter	☐

Non-accelerated filter	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 21, 2012
Common Stock, $0.001 par value per share	3,454,520 shares

  TABLE OF CONTENTS

FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	4
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	7
ITEM 4.	CONTROLS AND PROCEDURES	7
ITEM 5.	OTHER	7
		3
PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	8
ITEM 1A.	RISK FACTORS	8
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	8
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5	OTHER INFORMATION
ITEM 6	EXHIBITS	9

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.

ONTARGET360 GROUP, INC (FORMERLY CWS MARKETING & FINANCE GROUP INC)
CONDENSED BALANCE SHEETS
MARCH 31, 2012 AND SEPTEMBER 30, 2011

ASSETS
	(Unaudited)
	3/31/12	9/30/11
CURRENT ASSETS:
Cash	$17,417	$14,622
Accounts receivable, net	12,975	0
TOTAL CURRENT ASSETS	30,392	14,622

TOTAL ASSETS	$30,392	$14,622

LIABILIATIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,446	$30,271
Derivative liability	24,911	-
Due to shareholder	16,500	-
Income tax payable	600	600
TOTAL CURRENT LIABILITIES	55,457	30,871

TOTAL LIABILITIES	55,457	30,871

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value, 10,000,000 shares authorized,
3,454,520 and 3,149,000, shares issued and outstanding,
as of March 31, 2012 and September 30, 2011, respectively	3,455	3,149
Additional paid-in capital	80,630	71,101
Retained deficit	(109,150)	(90,499)
TOTAL STOCKHOLDERS' DEFICIT	(25,065)	(16,249)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$30,392	$14,622

See accompanying condensed notes to interim financial statements.

ONTARGET360 GROUP INC (FORMERLY CWS MARKETING & FINANCE GROUP INC)
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
MARCH 31, 2012 AND 2011

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Custom professional service revenues	$-	$5,000	$-	$5,000
Monthly subscription fees	13,500	4,350	24,150	6,850
Monthly subscription fees - related party	-	750	1,500	1,500
Total Revenues	13,500	10,100	25,650	13,350

Cost of revenues	525	-	525	-
Cost of revenues from a related party	3,000	2,500	9,000	5,000
Gross Profit	9,975	7,600	16,125	8,350

Operating expenses:
General and administrative	15,749	7,510	26,013	11,094
General and administrative costs from a related party	-	7,500	8,000	12,000
Total operating expenses	15,749	15,010	34,013	23,094

Loss from operations	(5,774)	(7,410)	(17,888)	(14,744)

Other (income) expenses
Interest expense	393	-	393	-
Change in the fair value of derivative liability	(30)	-	(30)	-
Total other expenses	363	0	363	0

Loss before taxes	(6,137)	(7,410)	(18,251)	(14,744)

Income tax provision	400	250	400	500

Net loss	$(6,537)	$(7,660)	$(18,651)	$(15,244)

Net loss per share - basic
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	3,460,015	3,149,000	3,282,983	3,149,000

See accompanying condensed notes to interim financial statements.

ONTARGET360 GROUP INC (FORMERLY CWS MARKETING & FINANCING GROUP INC)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
FROM INCEPTION (DECEMBER 4, 2009) THROUGH MARCH 31, 2012

	Preferred Stock		Common		Paid-In	Sub	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Rec'b	(Deficit)	(Deficit)

Balance at Inception	-	$-	0	$-	$-	$-	$-	$-

Issuance of stock			3,149,000	3,149	56,101	(5,500)		53,750
Net loss for period	-	-					(39,212)	(39,212)

Balance September 30, 2010	-	$-	3,149,000	$3,149	$56,101	$(5,500)	$(39,212)	$14,538

Shareholder contribution					15,000			15,000
Subscription receivable payment						5,500		5,500
Net loss for period	-	-					(51,287)	(51,287)

Balance September 30, 2011	-	$-	3,149,000	$3,149	$71,101	$-	$(90,499)	$(16,249)

Stock issued for services			255,520	256	12,520			12,776
Sale of stock, net of offering costs			50,000	50	21,950			22,000
Fair value of warrant issuance					(24,941)			(24,941)
Net loss for period							(18,651)	(18,651)

Balance March 31, 2012	-	$-	3,454,520	$3,455	$80,630	$-	$(109,150)	$(25,065)

See accompanying condensed notes to interim financial statements.

ONTARGET360 GROUP, INC (FORMERLY CWS MARKETING & FINANCE GROUP INC)
CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
MARCH 31, 2012 AND 2011

	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,651)	$(15,244)
Adjustments to reconcile net loss to cash used in operating activities:

Provision for doubtful accounts	3,000	-
Stock based compensation	12,776	-
Change in derivative liability	(30)	-

Change in operating assets and liabilities:
Accounts receivable	(15,975)	(4,800)
Income tax payable	-	250
Accounts payable and accrued expenses	(16,825)	(7,500)
Deferred revenue	-	1,500
Net cash used in operating activities	$(35,705)	$(25,794)

CASH FLOW FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	22,000	-
Loan from shareholder	16,500	-
Proceeds from shareholders and director contributions		15,000
Proceeds from collection of subscription receivable	-	5,500
Net cash provided by financing activities	$38,500	$20,500

NET DECREASE IN CASH	2,795	(5,294)

CASH AND CASH EQUIVALENTS at beginning of period	14,622	26,588
CASH AND CASH EQUIVALENTS at end of period	$17,417	$21,294

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying condensed notes to interim financial statements.

ONTARGET360 GROUP, INC (FORMERLY CWS MARKETING & FINANCE GROUP INC)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1.  The Company History and Nature of Business

Ontarget360 Group Inc (formerly CWS Marketing & Finance Group Inc) (the “Company”), formed on December 4, 2009, is an interactive marketing agency that provides people, processes and tools to help clients improve the results generated by their marketing efforts.   The services include both interactive marketing optimization and website implementation services, including website design and technology support including point of purchase capabilities and driving website traffic.

On September 1, 2011, the Securities & Exchange Commission declared the Company’s Form S-1 filing effective and the Company became a reporting entity.  In an effort to accelerate the current business plan, on December 29, 2011 an existing shareholder and an affiliate of a shareholder expanded their roles.  Mr. Howard Kaplan became the Chief Executive Officer and Mr. William Schloth became interim Chief Financial Officer.  Mr. Kaplan & Mr. Schloth also became Directors.   As part of this transition, CFO Managed Fund I, LLC, an entity owned by the wife of Mr. Schloth, acquired all the share holdings of Craig Samuels and Mitch Metzman, the prior CEO and CFO, respectively, and Directors of the Company.   On January 4, 2012, the Company changed its name from CWS Marketing & Finance Group Inc. to Ontarget360 Group Inc.

Through a perpetual licensing agreement with FN Implementation and Financing Partners, Inc (“FNIFP”) (the “Licensing Agreement”) dated as of December 31, 2009, the Company was granted full access and use to the proprietary reporting methodology to AccountMETRICing Architecture™(“AAI”).   AAI is a reporting system that is built on the specific needs of clients to understand and manage key performance indicators related to their business. Under the Licensing Agreement the Company will payout a 5% royalty on all clients that specifically utilize the reporting methodology along with the other services provided by the Company.   No royalty fees have been earned from inception through March 31, 2012.

As of March 31, 2012, we did not have any fixed operating expenses.  However, over the next twelve months we expect to hire employees both to deliver our services as well as perform other administrative and operating activities. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.   In the event that our revenues from operations are insufficient to meet our working capital needs, we would need to either borrow funds from our officers or raise additional capital through equity or debt financings.  We expect our current shareholders will be willing and able to provide such additional capital.   However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest audited financial statements.  The audited financial statements for the year ended September 30, 2011 are included in the Company’s Annual Report on Form 10-K, filed with the SEC on January 13, 2012.

 Note 2. Summary of Significant Accounting Policies

Revenue Recognition

The Company derives its revenue from the sale of marketing consulting services through both recurring subscription based arrangements and custom consulting projects. The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.   Where applicable, the Company will also look to include performance-based compensation upside in its agreements whereby the Company will share in customer’s incremental increases in revenue (“Revenue Sharing Arrangements”).    As of March 31, 2012, the Company has not established any Revenue Sharing Arrangements.

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

Derivative Instruments.

Derivative instruments consist of common stock warrants.   These financial instruments are recorded in the balance sheet as liabilities.

Fair Value Measurements.

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received is an asset were to be sold or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.  The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last observable, that may be used to measure fair value which are the following:

-	Level 1 – Quoted prices in active markets for identical assets or liabilities
-
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data for substantially the full term of the assets or liabilities.

-	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

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

Note 3. Promissory Notes

On December 30, 2011, the Company entered into a promissory note agreement with a shareholder in the amount of $6,000.   On January 9, 2012 and February 8, 2012, the Company entered into promissory note agreements with the same shareholder in the amounts of $3,000 and $7,500, respectively (all collectively, the “Notes”).

The Notes have a 12% interest rate and, unless paid off by the Company in advance, mature one year from issuance (“Maturity”).    Interest is payable six months from issuance date and than at Maturity.  The Notes have no prepayment penalty.  For the three and six months ended March 31, 2012, the Company recorded $393 in interest expense.

Note 4. Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 10,000,000 shares of common stock and 5,000,000 shares of preferred stock both with par value of $0.001. The Company had 3,454,520 and 3,149,000 shares of common stock issued and outstanding as of March 31, 2012 and September 30, 2011, respectively.

Issuance of Common Stock

As part of a private placement memorandum dated February 5, 2012 (the “Private Placement”), the Company issued 50,000 shares of restricted common stock and 50,000Series A and 25,000 Series B stock purchase warrants (the “Warrants”), to one investor for gross proceeds of $25,000.    Proceeds from the offering, net of cash issuance costs of $3,000 paid to the placement agent, were $22,000.   The Series A and Series B Warrants may be exercised for $0.50, and $1.00, respectively.  The Warrants expire in three years from issuance.  The Private Placement terminated on March 31, 2012.  In addition to the $3,000 of issuance costs, the Company also issued to the placement agent 5,000 Series A and 2,500 Series B stock purchase warrants with the same terms as the warrants issued to the investor.  The placement agent is a related party.

Stock-Based Compensation

On December 29, 2011, the Board of Directors consented to the issuance of 255,520 shares of Common Stock to Company counsel in return for services performed in the past with a total dollar value of $12,776 at a price equal to $0.05.

Note 5.  Derivative Instruments

Derivative instruments consist of the following:

	Derivative Liability
	March 31, 2012	September 30, 2011

March 2012 Warrants	$24,911	$-
		-
Ending balance	$24,911	$-

March 2012 Warrants

As part of a private placement memorandum (the “Private Placement”), on March 22, 2012, the Company issued 50,000 shares of restricted common stock and 50,000 Series A and 25,000 Series B stock purchase warrants (the “Warrants”), to one investor for gross proceeds of $25,000.    Additionally, the Company granted 5,000 Series A and 2,500 Series B warrants to the placement agent.     The Series A and Series B Warrants may be exercised for $0.50, and $1.00, respectively.  The Warrants expire in three years from issuance.  Under the terms of the warrants, we have an obligation to make a cash payment to the holders for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued.  Additionally the warrants contain an adjustment provision whereby the exercise price is adjustable upon the occurrence of certain events, including the issuance by the Company of common stock or common stock equivalents at a price which is lower than the current exercise price.  Accordingly, the March 2102 Warrants have been accounted for as a liability.  The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model.    The Company estimated the fair value of the warrants as of the date of grant using Black-Scholes models to be $24,941.   The assumptions used in computing the fair value as of March 31, 2012 are  a common stock price of $0.50, exercise prices of $0.50 for the Series A and $1.00 for the Series B, expected volatility of 106.63% over the remaining term of three years and a risk free rate of 0.51%.    The fair value of the March 2012 Warrants decreased by $30 from the date of issuance until the quarter ended March 31, 2012 and the fluctuation has been recorded in the statements of operations.

Note 6.  Fair Value

In accordance with FASB ASC820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and September 30, 2011:

	Level 2 March 31, 2012	Level 2 September 30, 2011

Derivative instruments (short term)	$24,911	$-
		-
Ending balance	$24,911	$-

Note 7. Commitments and Contingencies

Other than the royalties to be paid under the perpetual licensing arrangement the Company has no leases or other written contractual agreements.

Note 8. Related Party Transaction and Arrangements

FN Implementation & Financing Partners, Inc. (“FNIFP”)

Pursuant to a consulting agreement (the “Consulting Agreement”) dated December 15, 2009, the Company entered into an arrangement with FNIFP to provide certain general accounting, finance, legal and client advisory and delivery assistance. The amounts of payment vary according to services provided.   For the six months ended March 31, 2012 and 2011 the Company recorded $14,000 and $17,000, respectively for these various services.  At March 31, 2012 the Company did not owe any money to FNIFP for these services.   For the six months ended March 31, 2012 and 2011, $6,000 and $5,000 of FNIFP’s fees has been allocated to cost of revenue and $8,000 and $12,000 have been allocated to General and administrative expenses, respectively

We have also entered into our Perpetual Licensing Agreement with FNIFP.  As of December 31, 2011 no royalties under the licensing agreement have been paid.

Cobble Hill Interactive LLC (“CHI”)

Pursuant to a consulting agreement (the “Consulting Agreement”) dated January 1, 2012, the Company entered into an arrangement with CHI to provide certain client services and contractor management.  The amounts of payment vary according to services provided.   CHI is an entity owned by the Company’s Chief Executive Officer.   For the six months ended March 31, 2012 and 2011 the Company recorded $3,000 and $0, respectively for these various services.  All costs have been applied to cost of revenue.   At March 31, 2012 the Company did not owe any money to CHI for these services.

As part of the Private Placement which terminated on March 31, 2012, the Company paid the FINRA registered broker dealer (the “Placement Agent”) a cash fee of $3,000, and, issued 5,000 Series A and 2,500 Series B stock purchase warrants with terms the same as the Warrants issued to the investors.  The Placement Agent is a company that is owned by the husband of the Company’s major shareholder.

Note 9. Subsequent Events

On May 2, 2012, William Schloth, the Company’s director and interim chief financial officer resigned.  There were no disagreements between Mr. Schloth and the Company.  Mr. Schloth will continue to assist the Company with various financial and accounting activities.  As soon as deemed required, the Company intends to hire a person to fill the Chief Financial Officer role and expand its Board of Directors.

On May 18, 2012, the Company amended the warrants issued as part of the Private Placement.  The changes eliminated; (i) a potential cash settlement on the sale of the underlying stock, and (ii) certain anti-dilution provisions.  The warrant holder agreed to such amended through written confirmation.

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

Corporate History

On December 4, 2009 the business incorporated in the State of Delaware. On September 1, 2011, the Securities & Exchange Commission declared our Form S-1 filing effective and we became a reporting entity.  In an effort to accelerate the current business plan, on December 29, 2011 an existing shareholder expanded his roles. Mr. Howard Kaplan became the Chief Executive Officer and Mr. William Schloth became Chief Financial Officer. Mr. Kaplan & Mr. Schloth also became Directors. As part of this transition, CFO Managed Fund I, LLC, an entity owned by the wife of Mr. Schloth, acquired all the share holdings of Craig Samuels and Mitch Metzman, the prior CEO and CFO, respectively, and Directors of the Company.  On January 4, 2012, the Company changed its name from CWS Marketing & Finance Group Inc. to Ontarget360 Group Inc.

Overview

We are an interactive marketing agency that provides people, processes and tools to help clients improve the results generated by their marketing efforts.  The services include both interactive marketing optimization and website implementation services, including website design and technology support including point of purchase capabilities and driving website traffic.   We deliver our services through both recurring subscription based arrangements and custom consulting projects.  Where applicable, we also look to include performance-based compensation upside in agreements whereby we share in a customer’s incremental increases in revenue (“Revenue Sharing Arrangements”).

In August 2011 Forrester Research report, “US Interactive Marketing Forecast, 2011 to 2016,” it was noted that advertisers will spend as much on interactive marketing as they do on television advertising today. Investment in search marketing, display advertising, email marketing, mobile marketing and social media will near $77 billion and represent 35% of all advertising, as interactive channels gain legitimacy in the marketing mix. The US census bureau estimates that there are 30 million small and mid-size enterprises (“SMBs”) in the United States, and that market is forecasted to grow by 6 million new SMB’s annually. According to a Borrell Associates March 2011 report, it is estimated, that SMBs will spend $19.3 billion on web services

Our focus is on the SMB market that need to generate more revenue, and for whom the digital sales channel has been underutilized to date.    Presently, we provide two lines of professional consulting services to the SMB marketplace:  (i)  interactive marketing optimization, and (ii) website implementation services, including website design and technology support including point of purchase capabilities and driving website traffic.

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

Results of Operations

Summary of Key Results

For the unaudited three months ending March 31, 2012 and 2011

Revenues and Cost of Revenues

Total revenue for the three months ended March 31, 2012 and 2011, was $13,500 and $10,100, respectively, representing an increase of $3,400 or 33.7%.

Cost of revenues for the three months ended March 31, 2012 and 2011, were $3,525 and $2,500, respectively, representing an increase of $1,025 or 41.0%.   The increase was due to additional revenue.   Gross profit as a percentage of total revenue for the three months ended March 31, 2012 and 2011, was 73.9%, and 75.2%, respectively, representing and decrease of 1.4%.

Operating Expenses

Total operating expenses for the three months ended March 31, 2012 and 2011, were $15,749 and $15,011 respectively, representing an decrease of $738 or 4.9%.   The increase was primarily due to more professional fees offset by less related party expenses.

Other (Income)/Expenses

Total other expenses for the three months ended March 31, 2012 and 2011, were $393 and $0, respectively.   The increase was due to interest expense on a shareholder. For the three months ended March 31, 2012 we recorded income of $30 for the change in the fair value of a derivative liability associated with the conversion feature of warrants versus $0 for the same period ending March 31, 2011.

For the unaudited six months ending March 31, 2012 and 2011

Revenues and Cost of Revenues

Total revenue for the six months ended March 31, 2012 and 2011, was $25,650 and $13,350, respectively, representing an increase of $12,300 or 92.1%.

Cost of revenues for the six months ended March 31, 2012 and 2011, were $9,525 and $5,000, respectively, representing an increase of $4,525 or 90.5%.   The increase was primarily due to a increase in the number of clients.   Gross profit as a percentage of total revenue for the six months ended March 31, 2012 and 2011, was 62.9%, and 62.5%, respectively, representing a increase of 0.4%.

Operating Expenses

Total operating expenses for the six months ended March 31, 2012 and 2011, were $34,013 and $23,094 respectively, representing an increase of $10,919 or 47.3%. The increase was primarily due to increased professional fees offset by lower related party expenses.

Other (Income)/Expenses

Total other expenses for the six months ended March 31, 2012 and 2011, were $363 and $0, respectively.   The increase was due to interest expense on a shareholder.  For the six months ended March 31, 2012 we recorded income of $30 for the change in the fair value of a derivative liability associated with the conversion feature of warrants versus $0 for the same period ending March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012

From our inception on December 4, 2009 to March 31, 2012, we generated $75,750 in revenues.  This was accomplished without any focused sales and marketing efforts.   We intend to expand our sales and marketing effort that should increase our client base.

At March 31, 2012, we had cash of $17,417 and a working capital deficit of $25,065.   Since inception, we have raised $112,036 in equity capital and $16,500 in debt.

We had a total stockholders’ deficit of $25,065 and an accumulated deficit of $109,150 as of March 31, 2012.

We had $35,705 in net cash used in operating activities for the six months ended March 31, 2012, which included $18,651 in net loss and $12,776 in stock based compensation.

We had $16,500 of net cash provided by financing activities for the six months ended, which was a loan from a shareholder.

As part of a private placement memorandum dated February 5, 2012 (the “Private Placement”), we raised $25,000 through the issuance of restricted common stock.    The amount has been reflected on the state of cash flow, net of $3,000 in broker dealer placement fees.

As of March 31, 2012, we did not have any fixed operating expenses.  However, over the next twelve months we expect to hire employees both to deliver our services as well as perform other administrative and operating activities. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.   In the event that our revenues from operations are insufficient to meet our working capital needs, we would need to either borrow funds from our officers or raise additional capital through equity or debt financings.  We expect our current officers will be willing and able to provide such additional capital.   However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

Revenue Recognition

The Company derives its revenue from the sale of marketing consulting services through both recurring subscription based arrangements and custom consulting projects. The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.   Where applicable, the Company will also look to include performance-based compensation upside in its agreements whereby the Company will share in customer’s incremental increases in revenue (“Revenue Sharing Arrangements”).    As of March 31, 2012, the Company has not established ant Revenue Sharing Arrangements.

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

Private Placement:

As part of a private placement memorandum dated February 5, 2012 (the “Private Placement”), issued in reliance on Rule 506 of Regulation D under the Securities Act of 1933, the Company issued 50,000 shares of restricted common stock and 50,000 series A and 25,000 series B stock purchase warrants (the “Warrants”), to one investor for an investment of $25,000.    The Series A and Series B Warrants may be exercised for $0.50, and $1.00, respectively.  The Warrants expire in three years from issuance.

ITEM 2. EXHIBITS

Exhibit Number	Description

10.1*	Form of Private Placement Memorandum and Subscription Documents Dated February 5, 2012
10.2*	Form of Warrant Agreement for Private Placement
31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer.
32.1*	Section 1350 Certification of Chief Executive and Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTARGET 360 GROUP INC

Dated: May 21, 2012	By:	/s/ Howard Kaplan
Howard Kaplan
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Howard Kaplan	Chief Executive Officer, Chief Accounting Officer & Chairman	May 21, 2012
Howard Kaplan