Form 10-Q
period 2012-06-30
OnTarget360 Group, Inc.
filed 2012-08-14
CIK 1506385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2012.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________ .

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

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☐
(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter	☐	Accelerated filter	☐

Non-accelerated filter	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 11, 2012
Common Stock, $0.001 par value per share	3,454,520 shares

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	4
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	8
ITEM 4.	CONTROLS AND PROCEDURES	8
ITEM 5.	OTHER	8

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	9
ITEM 1A.	RISK FACTORS	9
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3	DEFAULTS UPON SENIOR SECURITIES
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5	OTHER INFORMATION
ITEM 6	EXHIBITS	9

SIGNATURES		10

PART I. Financial Information

ITEM 1. INTERIM FINANCIAL STATEMENTS.

ONTARGET360 GROUP, INC (FORMERLY CWS MARKETING & FINANCE GROUP INC)
CONDENSED BALANCE SHEETS
JUNE 30, 2012 AND SEPTEMBER 30, 2011

ASSETS	(Unaudited)
	6/30/12	9/30/11
CURRENT ASSETS:
Cash	$6,974	$14,622
Accounts receivable, net	2,500	-
TOTAL CURRENT ASSETS	9,474	14,622

TOTAL ASSETS	$9,474	$14,622

LIABILIATIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$23,250	$30,271
Due to shareholder	26,500	-
Income tax payable	600	600
TOTAL CURRENT LIABILITIES	50,350	30,871

TOTAL LIABILITIES	50,350	30,871

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value, 10,000,000 shares authorized,
3,454,520 and 3,149,000, shares issued and outstanding,
as of June 30, 2012 and September 30, 2011, respectively	3,455	3,149
Additional paid-in capital	104,816	71,101
Retained deficit	(149,147)	(90,499)
TOTAL STOCKHOLDERS' DEFICIT	(40,876)	(16,249)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,474	$14,622

See accompanying condensed notes to interim financial statements.

ONTARGET360 GROUP INC (FORMERLY CWS MARKETING & FINANCE GROUP INC)
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
JUNE 30, 2012 AND 2011

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Custom professional service revenues	$-	$5,500	$10,650	$10,500
Monthly subscription fees	37,167	2,100	50,667	8,950
Monthly subscription fees - related party	-	750	1,500	2,250
Total Revenues	37,167	8,350	62,817	21,700

Cost of revenues	17,884	-	19,409	-
Cost of revenues from a related party	2,000	2,000	11,000	7,000
Gross Profit	17,283	6,350	32,408	14,700

Operating expenses:
Marketing and sales	10,285	-	10,285	-
General and administrative	35,113	7,280	60,126	18,374
General and administrative costs from a related party	12,000	2,000	20,000	14,000
Total operating expenses	57,398	9,280	90,411	32,374

Loss from operations	(40,115)	(2,930)	(58,003)	(17,674)

Other (income) expenses
Interest expense	607	-	1,000	-
Change in the fair value of derivative liability	(725)	-	(755)	-
Total other expenses	(118)	0	245	0

Loss before taxes	(39,997)	(2,930)	(58,248)	(17,674)

Income tax provision	0	0	400	500

Net loss	$(39,997)	$(2,930)	$(58,648)	$(18,174)

Net loss per share - basic
Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted number of shares outstanding -
Basic and diluted	3,454,520	3,149,000	3,339,534	3,149,000

See accompanying condensed notes to interim financial statements.

ONTARGET360 GROUP INC (FORMERLY CWS MARKETING & FINANCING GROUP INC)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
FROM INCEPTION (DECEMBER 4, 2009) THROUGH JUNE 30, 2012

	Preferred Stock		Common		Paid-In	Sub	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Rec'b	(Deficit)	(Deficit)

Balance at Inception	-	$-	0	$-	$-	$-	$-	$-

Issuance of stock			3,149,000	3,149	56,101	(5,500)		53,750
Net loss for period	-	-					(39,212)	(39,212)

Balance September 30, 2010	-	$-	3,149,000	$3,149	$56,101	$(5,500)	$(39,212)	$14,538

Shareholder contribution					15,000			15,000
Subscription receivable payment						5,500		5,500
Net loss for period	-	-					(51,287)	(51,287)

Balance September 30, 2011	-	$-	3,149,000	$3,149	$71,101	$-	$(90,499)	$(16,249)

Stock issued for services			255,520	256	12,520			12,776
Sale of stock, net of offering costs			50,000	50	21,950			22,000
Fair value of warrant issuance					(24,941)			(24,941)
Reclassification of derivative liability to stockholders' equity					24,186			24,186
Net loss for period							(58,648)	(58,648)

Balance June 30, 2012	-	$-	3,454,520	$3,455	$104,816	$-	$(149,147)	$(40,876)

See accompanying condensed notes to interim financial statements.

ONTARGET360 GROUP, INC (FORMERLY CWS MARKETING & FINANCE GROUP INC)
CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
JUNE 30, 2012 AND 2011

	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,648)	$(18,174)
Adjustments to reconcile net loss to cash used in operating activities:

Provision for doubtful accounts	3,000	-
Stock based compensation	12,776	-
Change in derivative liability	(755)	-

Change in operating assets and liabilities:
Accounts receivable	(5,500)	(1,000)
Income tax payable	-	250
Accounts payable and accrued expenses	(7,021)	(9,500)
Deferred revenue	-	1,000
Net cash used in operating activities	$(56,148)	$(27,424)

CASH FLOW FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	22,000	-
Loan from shareholder	26,500	-
Proceeds from shareholders and director contributions		15,000
Proceeds from collection of subscription receivable	-	5,500
Net cash provided by financing activities	$48,500	$20,500

NET DECREASE IN CASH	(7,648)	(6,924)

CASH AND CASH EQUIVALENTS at beginning of period	14,622	26,588
CASH AND CASH EQUIVALENTS at end of period	$6,974	$19,664

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities
Sale of stock for subscription receivable	$-	$12,500
Reclassification of derivative liability to stockholders' equity	$24,186

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

On September 1, 2011, the Securities & Exchange Commission declared the Company’sForm S-1 filing effective and the Company became a reportingentity.  In an effort to accelerate the current business plan, on December 29, 2011 an existing shareholder and an affiliate of a shareholder expanded their roles.  Mr. Howard Kaplan became the Chief Executive Officer and Mr. William Schloth became interim Chief Financial Officer. Mr. Kaplan & Mr. Schloth also became Directors.   As part of this transition, CFO Managed Fund I, LLC, an entity owned by the wife of Mr. Schloth, acquired all the share holdings of Craig Samuels and Mitch Metzman, the prior CEO and CFO, respectively, and Directors of the Company.   On January 4, 2012, the Company changed its name from CWS Marketing & Finance Group Inc. to Ontarget360 Group Inc.  On May 2, 2012, William Schloth, the Company’s director and interim chief financial officer resigned.  There were no disagreements between Mr. Schloth and the Company.  Mr. Schloth will continue to assist the Company with various financial and accounting activities.  As soon as deemed required, the Company intends to hire a person to fill the Chief Financial Officer role and expand its Board of Directors.

Through a perpetual licensing agreement with FN Implementation and Financing Partners, Inc (“FNIFP”) (the “Licensing Agreement”) dated as of December 31, 2009, the Company was granted full access and use to the proprietary reporting methodology to AccountMETRICing Architecture™(“AAI”).   AAI is a reporting system that is built on the specific needs of clients to understand and manage key performance indicators related to their business. Under the Licensing Agreement the Company will payout a 5% royalty on all clients that specifically utilize the reporting methodology along with the other services provided by the Company.   No royalty fees have been earned from inception through June 30, 2012.

As of June 30, 2012, we did not have any fixed operating expenses.  However, over the next twelve months we expect to hire employees both to deliver our services as well as perform other administrative and operating activities. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.   In the event that our revenues from operations are insufficient to meet our working capital needs, we would need to either borrow funds from our officers or raise additional capital through equity or debt financings.  We expect our current shareholders will be willing and able to provide such additional capital.  However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

Note 2. Summary of Significant Accounting Policies

Revenue Recognition

The Company derives its revenue from the sale of marketing consulting services through both recurring subscription based arrangements and custom consulting projects. The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.   Where applicable, the Company will also look to include performance-based compensation upside in its agreements whereby the Company will share in customer’s incremental increases in revenue (“Revenue Sharing Arrangements”).    As of June 30, 2012, the Company has not established any Revenue Sharing Arrangements.

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

Fair Value Measurements.

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received if an asset were to be sold or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.  The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Earnings per share

Earnings per share, in accordance with the provisions of ASC 260-10, Earnings Per Share, is computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Potentially dilutive securities at June 30, 2012 consist of 82,500 common stock purchase warrants.

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

On May 17, 2012, the Company entered into a promissory note agreement with a shareholder in the amount of $10,000.

The Notes have a 12% interest rate and, unless paid off by the Company in advance, mature one year from issuance (“Maturity”).    Interest is payable six months from issuance date and then at Maturity.  The Notes have no prepayment penalty.  For the three and nine months ended June 30, 2012, the Company recorded $607, and $1,000, respectively, in interest expense.

Note 4. Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 10,000,000 shares of common stock and 5,000,000 shares of preferred stock both with par value of $0.001. The Company had 3,454,520 and 3,149,000 shares of common stock issued and outstanding as of June 30, 2012 and September 30, 2011, respectively.

Issuance of Common Stock

As part of a private placement memorandum dated February 5, 2012 (the “Private Placement”), the Company issued 50,000 shares of restricted common stock and 50,000 Series A and 25,000 Series B stock purchase warrants (the “Warrants”), to one investor for gross proceeds of $25,000.    Proceeds from the offering, net of cash issuance costs of $3,000 paid to the placement agent, were $22,000.   The Series A and Series B Warrants may be exercised for $0.50, and $1.00, respectively.  The Warrants expire in three years from issuance.  The Private Placement terminated on March 31, 2012.  In addition to the $3,000 of issuance costs, the Company also issued to the placement agent 5,000 Series A and 2,500 Series B stock purchase warrants with the same terms as the warrants issued to the investor.  The placement agent is a related party.

Stock-Based Compensation

On December 29, 2011, the Board of Directors consented to the issuance of 255,520 shares of Common Stock to Company counsel in return for services performed in the past with a total dollar value of $12,776 at a price equal to $0.05.

Note 5.  Derivative Instruments

March 2012 Warrants

As part of a private placement memorandum (the “Private Placement”), on March 22, 2012, the Company issued 50,000 shares of restricted common stock and 50,000 Series A and 25,000 Series B stock purchase warrants (the “Warrants”), to one investor for gross proceeds of $25,000.    Additionally, the Company granted 5,000 Series A and 2,500 Series B warrants to the placement agent.     The Series A and Series B Warrants may be exercised for $0.50, and $1.00, respectively.  The Warrants expire in three years from issuance.  Under the terms of the warrants, we have an obligation to make a cash payment to the holders for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued.  Additionally the warrants contain an adjustment provision whereby the exercise price is adjustable upon the occurrence of certain events, including the issuance by the Company of common stock or common stock equivalents at a price which is lower than the current exercise price.  The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model.    The Company estimated the fair value of the warrants as of the date of grant using Black-Scholes models to be $24,941.   On May 18, 2012, the Company amended the warrants issued as part of the private placement. The warrant holder agreed to such amendments through written confirmation.    The Company calculated the fair value of the warrants as of the amendment date and reclassified the remaining derivative liability to stockholders’ equity.   The amount of the reclassification was $24,186.   The assumptions used in computing the fair value as of the amendment date are a common stock price of $0.50, exercise prices of $0.50 for the Series A and $1.00 for the Series B, expected volatility of 106.12% over the remaining term of three years and a risk free rate of 0.40%.    The change in fair value of the for the three and nine months ended June 30, 2012 were ($725) and ($755) has been recorded in the statements of operations.

Note 6.  Fair Value

In accordance with FASB ASC820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011

Beginning Balance	$-	$-
Derivative liabilities	24,941	-
Change in fair value	(755)	-
Reclassification of derivative liability to stockholders’ equity	(24,186)	-
Ending Balance	$-	$-

Note 7. Commitments and Contingencies

Other than the royalties to be paid under the perpetual licensing arrangement the Company has no leases or other written contractual agreements.

Note 8. Related Party Transaction and Arrangements

FN Implementation & Financing Partners, Inc. (“FNIFP”)

Pursuant to a consulting agreement (the “Consulting Agreement”) dated December 15, 2009, the Company entered into an arrangement with FNIFP to provide certain general accounting, finance, legal and client advisory and delivery assistance. The amounts of payment vary according to services provided.   For the nine months ended June 30, 2012 and 2011 the Company recorded $19,000 and $21,000, respectively for these various services.  At June 30, 2012 the Company did not owe any money to FNIFP for these services.   For the nine months ended June 30, 2012 and 2011, $6,000 and $7,000 of FNIFP’s fees has been allocated to cost of revenue and $13,000 and $14,000 have been allocated to general and administrative expenses, respectively

We have also entered into our Perpetual Licensing Agreement with FNIFP.  As of June 30, 2012 no royalties under the licensing agreement have been paid.

Cobble Hill Interactive LLC (“CHI”)

Pursuant to a consulting agreement (the “Consulting Agreement”) dated January 1, 2012, the Company entered into an arrangement with CHI to provide certain client services and contractor management. The amounts of payment vary according to services provided.   CHI is an entity owned by the Company’s Chief Executive Officer.   For the nine months ended June 30, 2012 and 2011 the Company recorded $12,000 and $0, respectively for these various services.  All costs have been applied to cost of revenue.   For the nine months ended June 30, 2012 and 2011, $5,000 and $0 of CHI’s fees has been allocated to cost of revenue and $7,000 and $0 have been allocated to general and administrative expenses, respectively.At June 30, 2012 the Company did not owe any money to CHI for these services.

As part of the Private Placement which terminated on March 31, 2012, the Company paid the FINRA registered broker dealer (the “Placement Agent”) a cash fee of $3,000, and, issued 5,000 Series A and 2,500 Series B stock purchase warrants with terms the same as the Warrants issued to the investors.  The Placement Agent is a company that is owned by the husband of the Company’s major shareholder.

Note 9. Subsequent Events

On July 24, 2012 the Company entered into a promissory note agreement (the “Note”) with a shareholder in the amount of $7,500.     The Notes have semi-annual interest payments and mature in one year.    The Notes carry a 12% interest rate.   The Notes have no-prepayment penalty.

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

Results of Operations

Summary of Key Results

For the unaudited three months ending June 30, 2012 and 2011

Revenues and Cost of Revenues

Total revenue for the three months ended June 30, 2012 and 2011, was $37,167 and $8,350, respectively, representing an increase of $28,817 or 345.1%.

Cost of revenues for the three months ended June 30, 2012 and 2011, were $19,884 and $2,000, respectively, representing an increase of $17,884 or 894.2%.   The increase was due to additional revenue.   Gross profit as a percentage of total revenue for the three months ended June 30, 2012 and 2011, was 46.5%, and 76.0%, respectively, representing and decrease of 29.5%.     The decrease was due to increased independent contractor delivery work.

Operating Expenses

Total operating expenses for the three months ended June 30, 2012 and 2011, were $57,398 and $9,280 respectively, representing an increase of $48,118 or 518.5%.   The increase was primarily due to more professional fees and sales and marketing efforts.

Other (Income)/Expenses

Total other expenses for the three months ended June 30, 2012 and 2011, were ($118) and $0, respectively.   The decrease was the result of change in the fair value of a derivative liability offset by interest expense.

For the unaudited nine months ending June 30, 2012 and 2011

Revenues and Cost of Revenues

Total revenue for the nine months ended June 30, 2012 and 2011, was $62,817 and $21,700, respectively, representing an increase of $41,117 or 189.5%.

Cost of revenues for the nine months ended June 30, 2012 and 2011, were $30,409 and $7,000, respectively, representing an increase of $23,409 or 334.4%.   The increase was primarily due to an increase in the number of clients.   Gross profit as a percentage of total revenue for the nine months ended June 30, 2012 and 2011, was 51.6%, and 67.7%, respectively, representing a decrease of 16.1%.    The decrease was due to increased independent contractor delivery work.

Operating Expenses

Total operating expenses for the nine months ended June 30, 2012 and 2011, were $90,411 and $32,374 respectively, representing an increase of $58,037 or 179.3%.  The increase was primarily due to increased professional fees and sales and marketing efforts.

Other (Income)/Expenses

Total other expenses for the nine months ended June 30, 2012 and 2011, were $245 and $0, respectively.   The increase was due to interest expense on a shareholder offset by the change in fair value of a derivative liability.

Liquidity and Capital Resources

As of June 30, 2012

From our inception on December 4, 2009 to June 30, 2012, we generated $112,917 in revenues.

At June 30, 2012, we had cash of $6,974 and a working capital deficit of $40,876.   Since inception, we have raised $112,036 in equity capital and $26,500 in debt.

We had a total stockholders’ deficit of $40,876 and an accumulated deficit of $149,147 as of June 30, 2012.

We had $56,148 in net cash used in operating activities for the nine months ended June 30, 2012, which included $58,648 in net loss and $12,776 in stock based compensation.

We had $48,500 of net cash provided by financing activities for the nine months ended, of which $26,500 was a loan from a shareholder and $22,000 was raised in a private placement.

As part of a private placement memorandum dated February 5, 2012 (the “Private Placement”), we raised $25,000 through the issuance of restricted common stock.    The amount has been reflected on the state of cash flow, net of $3,000 in broker dealer placement fees.

As of June 30, 2012, we did not have any fixed operating expenses.  However, over the next twelve months we expect to hire employees both to deliver our services as well as perform other administrative and operating activities. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.   In the event that our revenues from operations are insufficient to meet our working capital needs, we would need to either borrow funds from our officers or raise additional capital through equity or debt financings.  We expect our current officers will be willing and able to provide such additional capital.   However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

Revenue Recognition

The Company derives its revenue from the sale of marketing consulting services through both recurring subscription based arrangements and custom consulting projects. The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.   Where applicable, the Company will also look to include performance-based compensation upside in its agreements whereby the Company will share in customer’s incremental increases in revenue (“Revenue Sharing Arrangements”).    As of June 30, 2012, the Company has not established any Revenue Sharing Arrangements.

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

ITEM 2. RECENT SALE OF UNREGISTERED SECURITIES

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

ONTARGET 360 GROUP INC

Dated: August 11, 2012	By:	//Howard Kaplan
Howard Kaplan
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

//Howard Kaplan	Chief Executive Officer, Chief Accounting Officer & Chairman	August 11, 2012
Howard Kaplan