Form 10-K
period 2012-09-30
OnTarget360 Group, Inc.
filed 2013-01-10
CIK 1506385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_________.

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

Large accelerated filter	☐	Accelerated filter	☐

Non-accelerated filter	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding January 10, 2013
Common Stock, $0.001 par value per share	3,454,520 shares

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Corporate History

Ontarget360 Group Inc (formerly CWS Marketing & Finance Group Inc) (the “Company”), formed on December 4, 2009, is an interactive marketing agency that provides people, processes and tools to help clients improve the results generated by their marketing efforts. The services include both interactive market optimization and website implementation services, including website design and technology support including point of purchase capabilities and driving website traffic.

On September 1, 2011, the Securities & Exchange Commission declared the Company’s Form S-1 filing effective and the Company became a reporting entity. In an effort to accelerate the current business plan, on December 29, 2011 an existing shareholder and an affiliate of a shareholder expanded their roles. Mr. Howard Kaplan became the Chief Executive Officer and Mr. William Schloth became interim Chief Financial Officer. Mr. Kaplan & Mr. Schloth also became Directors. As part of the transition, CFO Managed Fund I, LLC, an entity owned by the wife of Mr. Schloth, acquired all the share holdings of Craig Samuels and Mitch Metzman, the prior CEO and CFO, respectively, and Directors of the Company. On January 4, 2012, the Company changed its name from CWS Marketing & Finance Group Inc. to Ontarget360 Group Inc. On May 2, 2012, William Schloth, the Company’s director and interim chief financial officer resigned. There were no disagreements between Mr. Schloth and the Company. Mr. Schloth will continue to assist the Company with various financial and accounting activities.

Business Overview

It's easy to see why business owners & stakeholders love the web. Yesterday's brick & mortar storefronts, with their high costs, are replaced today with just-in-time inventory & a target market anywhere UPS ships. Reaching a mass market, once needing a Fortune 500 ad budget, is now accessible on a performance basis replacing the wasted ad dollar with a more effective one. But more than just putting downward pressure on costs, and expanding reach to customers is the simple fact that the web is where the customer shops & buys… and buy they do, to the tune of one-half a trillion dollars annually. Business owners chasing this revenue quickly realize there are people & tools out there to help… a lot of them, and new capabilities coming to the market every day. These service providers lick their chops thinking of all the businesses out there spending billions of dollars annually on advertising, and even more billions supporting those ad buys.

In a 2012 Borrell Associate Report it is estimated that Small Businesses will spend $390 billion on interactive marketing services and supporting technology in 2012. On top of that, according to a 2012 Forrester research report, $35 billion was spent on interactive marketing advertising. That amount is forecast to grow to over $76 billion by 2016 - a 17% compounded annual growth rate. The US census bureau estimates that there are 30 million small and mid-size enterprises (“SMBs”) in the United States, and that market is forecasted to grow by 6 million new SMB’s annually.

Our focus is on the SMB market that needs to generate more revenue and for whom the Internet sales channel has been underutilized to date. The key to success online is more than just figuring out what online tactics to engage in & which tools to use, it's also what order to engage each effort, and who can be a trusted advisor in executing a digital marketing plan that drives results. What a business owner needs is symphony conductor, capable of being evaluated on the sum of the parts, not the individual pieces. A truly trusted advisor puts their money where their mouth is, and works with clients within their defined marketing budget, getting paid for driving growth, not simply spending marketing dollars. This is a new breed of digital marketing agency, and the model for our services.

Through our proprietary, vendor and technology agnostic decision support system we deliver a unified interactive marketing solution. We refer to the comprehensive approach as the Ontarget360 Implementation+ Program (the “Program”). The Program offers businesses a single point of entry to an array of effective, affordable online services that will help drive their business. The breadth and flexibility of our offering should allow us to address the interactive marketing needs of a wide variety of customers. Our longer-term objective is to become an application service provider, or ASP, therefore we plan to offer our customers an all-inclusive offering on an affordable subscription basis with simple and predictable pricing levels.

Our initial activities focused on developing a delivery service model and establishing third party service providers that will enable the business to scale as the client base grows. Over the next twelve months, the Company plans to: increase new customer acquisitions through various traditional and internet marketing campaigns, develop a shareholder base and obtaining capital through sale of common stock, develop or acquire complementary services, technologies or intellectual property, strengthening our customer retention, refine a performance-based services and funding offering, form and enhance strategic third party business service provider and product reseller relationships.

Our Services – professional services for improving Internet marketing results

The Internet marketing industry is a vast sea of companies of different types and sizes, operating in areas from email marketing to crowdsourcing to SEO. It's virtually impossible to operate a business in 2012 without engaging in Internet marketing, and it's very easy to get lost in the sea of providers and technology tools. So we have created a system that helps small and medium size business (“SMB”) leaders leverage digital technology to drive profits by providing answers to three key questions:

●	Which of the myriad digital marketing efforts matter most in addressing my target market?
●	Which order should these efforts be engaged?
●	Which trusted partner can help me plan and execute successfully?

The OnTarget360 Implementation+ Program provides people, process and tools to help clients improve the results derived from their online marketing efforts.  We address SMB leaders pains by:

●	Providing a team of unbiased subject matter experts incentivized only on ROI, rather than marketing spend.
●	Monitoring websites in real time, breaking down the buying behavior of the audience into segments & cohorts that can be improved by specific digital marketing tactics.
●	Vetting, selecting and liaising directly with additional chosen technology service providers & traffic generators to add resources to the SMBs digital marketing team.

The overall Ontarget360 Implementation+ Program involves the combination of the following. However, the individual services may be engaged on a custom basis.

Strategic Planning
Strategic Planning ensures that the right strategy is in place for the overall online business. This is what makes our System most powerful because we apply years of experience into a process to architect and plan persuasive interactions and to then design website and marketing efforts ideally suited to fostering those planned, successful interactions. Intimately involved in this process is the creation of Personas. An uncovery & Persona Creation package can be purchased separately, without the website or campaign blue-print.

Tactical Planning
Ensures tactical marketing or web content efforts are properly planned for the relevant audience. This is basically the planning process put into place for a specific online marketing campaign. Interactions are planned starting from the campaigns key traffic-driving components, to the necessary landing pages, through to the full persuasive online conversation leading to the conversion process. Clients receive help with messaging, landing page design (to include wireframes and mock-ups) as well as campaign-specific linking and navigation blueprints.

Technical Analytics Implementation and Configuration
Google estimates that somewhere between 65-80% of all Google Analytics installations are set-up improperly. We can fix that and we can ensure our clients are getting the data that’s most important to them and their goals. This ensures web analytics and other tools are providing reports with accurate insights. Applicable for Google Analytics and Google Website Optimizer, and other analytics API integration based on our long relationships with the leading analytics companies.

Measurement & Process Planning
Provides business analysis to determine what should be measured, how to measure it, and identifies the correct reports and key performance indicators for management.

Project Management Support
This service provides support for our client’s project manager to help her make the right requests, provide instruction, help her explain the goals and set metrics with the rest of the implementation team for their OnTarget360's Implementation+ System driven projects. The client’s team leader remains in control; we help guide her towards maximizing the gains made available from our services.

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

Third-Party Providers - Teaming Affiliated Partner (“TAP”) Network

We are establishing a network of what we believe to be “best-in-class” service and software product providers that we refer to as our Teaming Affiliate Partner (“TAP”) Network. Members of our TAP network will provide services and products to clients.  Establishment and utilization of this network enables us to reduce our overhead costs while delivering high quality professional services. We carefully select TAP partners and often utilize feedback from our clients in the selection process.  We establish formal working relationships with the TAPs pursuant to a TAP agreement. The agreement, among other things, includes both confidentiality clauses and non-solicitation of customers and employees. We handle all billing and project management for each engagement. We will pay the TAP a fixed fee and bill the client on a cost plus our profit basis. For every project with the client and the TAP, we will agree upon a specific scope of work including the cost.

We believe that establishing formal working relationships under TAP Agreements will (i) enable us to offer clients a service platform encompassing their business lifespan, (ii) diversify our revenue stream, and (iii) keep our operating fixed costs low.

To further enhance the relationship with our TAPs we may provide such TAPs with equity ownership in our Company. We believe this improves the delivery and long-term relationship between our Company initiatives and the services provided by our TAPs.

Our Approach and Solution

We currently offer our services under a consultative approach, however, plan to build the business around a subscription-based ASP model that allows small businesses to affordably outsource their web services and online marketing needs to us. The key elements of our business model and approach are:

Providing Comprehensive Solutions for the SMB Marketplace. Our goal is to enable small businesses to outsource or augment their interactive marketing services. Our experience is that many small businesses do not have the in-house expertise to design an effective online presence that will generate adequate traffic to their websites and drive the revenue required to sustain and grow that traffic (and customer base).

Offering Affordable Subscription-Based Solutions. Because our customer base is value-driven, we plan to evolve our web services to a subscription basis with three levels of services with fixed pricing.

Up-selling or Cross-selling Additional Services to Existing Customers. Because of the ability to deliver end-to-end solutions we continually seek opportunities for up-selling and cross-selling of additional products and services.

Forming and Enhancing Strategic Marketing Relationships. We focus on forming strategic marketing relationships with companies that have large customer bases of small businesses. These companies generate leads for us by providing lists of their customers, conducting e-mail marketing campaigns about our web services and products, advertising our web services and products on the Internet, and using other forms of both direct and indirect solicitation. These companies filter the customer lists they provide to us using a number of criteria that we believe indicate when a small business is likely to understand the value of our web services and products.

Our Strategy

Our objective is to become a leading provider of interactive marketing services and products for the SMB marketplace. Key elements of our strategy include:

Continuing to Target the Small Business Market Segment.  We believe the small business market offers the best opportunity to continue building a leading national total business agency. We believe this is an attractive market because it is large and because these businesses need a comprehensive, affordable solution for their interactive marketing services needs.

Developing or Acquiring Complementary Services and Technologies. We sell web services and products. While we currently can provide many of these services through our relationships and agreements with other TAP network, we will seek opportunities either to internally develop some or all of these services and products or acquire businesses that provide them. Additionally, we may seek to acquire companies with existing customer bases in our target market into which we can cross-sell our services and products.   We believe such a strategy provides multiple sources of synergies, including revenue, expense, branding and marketing.

Expanding our Distribution Reach. We expect to increase our marketing and sales activities to grow the number of our customers that are acquired through direct sales and new reseller programs. Our outreach will include inbound and outbound tele-sales, online marketing, a limited-market direct sales force and some offline marketing strategies. We also plan to expand the scope of our current strategic marketing relationships.

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

We believe with the fragmentation and evolving online marketing industry we will be able to purchase assets at depressed values and maximize the returns on a integration to our offering. This continuous review of the deal marketplace also allows us to identify certain targets or opportunities to deliver our corporate transaction and strategic relationship development service.

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

Competition

The market for interactive marketing services is highly competitive, deeply fragmented and rapidly evolving. Competitors range in size from small, local independent firms to very large conglomerates, and include website designers, email service providers, social media consultancies, search engine optimization firms, paid search marketing providers, online reputation management companies, ecommerce platform providers, lead generation companies and interactive technology providers, as well as other evolving players. Many competitors offer a limited number of specialized solutions and services. Such fragmentation can mean that a small business owner might engage two, three or more web services purveyors to get a needed suite of online services, and most likely need more than they have currently. There is also a wide range of costs to the small business owner, from the more expensive, highly individualized website design shops to the very low cost, low service offering of some single service providers. We believe our one stop; end-to-end service offering of affordable Internet services and online marketing solutions gives us a differentiated market advantage.

We believe the principal competitive factors in the small and mid-size business segment include:

●	Value, breadth and flexibility of the service offerings;

●	Ability to reference strategic partners;

●	Brand name and reputation;

●	Price;

●	Quality of customer support;

●	Speed of customer service;

●	Ease of implementation, use, and maintenance; and

●	Industry expertise and focus.

Employees

We currently have one executive officer Howard Kaplan. Mr. Kaplan is the Chief Executive Officer and Accounting Officer. He overseas the operations and business development efforts of the company.

We have incurred limited expenditures on direct labor in development of our professional service offering. A number of our shareholders provide the majority of in-house support. However, as mentioned above we are establishing TAP agreements whereby third parties deliver services while we provide the project management oversight of the whole engagement. Certain shareholders have provided services for us while also working on other outside business ventures and separate engagements.  As capital requirements allow, we may hire direct employees to deliver services. Initially, we intend to utilize independent contractors on a cash or fixed fee based model. If an independent contractor is utilized on a particular engagement, in advance of commencing such work and agreed upon price is established based upon the scope of work. For the online marketing services such employees will be well-versed in internet marketing, including, but not limited to pay-per-click, search engine optimization and website conversion rate optimization. In addition, as needed, we will retain accounting and legal professionals as needed on a contract basis to handle those reporting and other regulatory requirements associated with operating a public company.

Intellectual Property

Perpetual Licensing Agreement

We entered into a perpetual licensing agreement with FN Implementation and Financing Partners, Inc. (the “Licensing Agreement”) on December 31, 2009 pursuant to which we received a worldwide perpetual license to use and sell AccountMETRICing Architecture™ (“AAI”), a proprietary reporting system tailored to address the specific needs of each clients to understand and manage key performance indicators related to their business. We will pay licensor a 5% royalty for all revenues from our clients utilizing AAI. No royalty fees have been paid from inception through September 30, 2012.  One of the primary outcomes in using this reporting system is the creation of what are called a business’s Key-Performance-Indicators (KPIs). Once a client’s KPIs are determined the Company will help that client establish a financial reporting mechanism that will report on each measurement. Business owners can then use such information to make more informed decisions.

We have a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to software, documentation and other proprietary information. We will aggressively protect our intellectual property rights by relying on federal, state and common law rights, as well as a variety of administrative procedures. We also have confidentiality wording in our agreements with clients to further protect our intellectual property.

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

Holders of Our Common Stock

As of the date of filing we had 42 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Transfer Agent and Registrar

The transfer agent for our common stock is Issuer Direct Corporation, 500 Perimeter Park Drive, Suite D, Morrisville, NC 27560, telephone: (919) 481-4000.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

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

The offer and sale of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 504 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) we were not subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (b) the investors confirmed to us that they were either “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act or had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (c) there was no public offering or general solicitation with respect to the offering; (d) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (e) the investors acknowledged that they had a reasonable opportunity to ask questions and receive answers concerning the offering and our business, financial condition, results of operations and prospects (f) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (g) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

General and Trends in the Industry

It's easy to see why business owners & stakeholders love the web. Yesterday's brick & mortar storefronts, with their high costs, are replaced today with just-in-time inventory & a target market anywhere UPS ships. Reaching a mass market, once needing a Fortune 500 ad budget, is now accessible on a performance basis replacing the wasted ad dollar with a more effective one. But more than just putting downward pressure on costs, and expanding reach to customers is the simple fact that the web is where the customer shops & buys… and buy they do, to the tune of 1/2 a trillion dollars annually. Business owners chasing this revenue quickly realize there are people & tools out there to help… a lot of them, and new capabilities coming to the market every day. These service providers lick their chops thinking of all the businesses out there spending billions of dollars annually on advertising, and even more billions supporting those ad buys.

In a 2012 Borrell Associate Report it is estimated that Small Businesses will spend $390 billion on interactive marketing services and supporting technology in 2012. On top of that, according to a 2012 Forrester research report, $35 billion was spent on interactive marketing advertising. That amount is forecast to grow to over $76 billion by 2016 - a 17% compounded annual growth rate. The US census bureau estimates that there are 30 million small and mid-size enterprises (“SMBs”) in the United States, and that market is forecasted to grow by 6 million new SMB’s annually.

Our focus is on the SMB market that need to generate more revenue and for whom the Internet sales channel has been underutilized to date. The key to success online is more than just figuring out what online tactics to engage in & which tools to use, it's also what order to engage each effort, and who can be a trusted advisor in executing a digital marketing plan that drives results. What a business owner needs is symphony conductor, capable of being evaluated on the sum of the parts, not the individual pieces. A truly trusted advisor puts their money where their mouth is, and works with clients within their defined marketing budget, getting paid for driving growth, not simply spending marketing dollars. This is a new breed of digital marketing agency, and the model for our services.

Our focus is on the SMB market that need to generate more revenue and for whom the Internet sales channel has been underutilized to date. The key to success online is more than just figuring out what online tactics to engage in & which tools to use, it's also what order to engage each effort, and who can be a trusted advisor in executing a digital marketing plan that drives results. What a business owner needs is symphony conductor, capable of being evaluated on the sum of the parts, not the individual pieces. A truly trusted advisor puts their money where their mouth is, and works with clients within their defined marketing budget, getting paid for driving growth, not simply spending marketing dollars. This is a new breed of digital marketing agency, and the model for our services.

Through our proprietary, vendor and technology agnostic decision support system we deliver a unified interactive marketing solution. We refer to the comprehensive approach as the Ontarget360 Implementation+ Program (the “Program”). The Program offers businesses a single point of entry to an array of effective, affordable online services that will help drive their business. The breadth and flexibility of our offering should allow us to address the interactive marketing needs of a wide variety of customers. Our longer-term objective is to become an application service provider, or ASP, therefore we plan to offer our customers an all-inclusive offering on an affordable subscription basis with simple and predictable pricing levels.

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

Results of Operations

Summary of Key Results

For the audited years ended September 30, 2012 and September 30, 2011

Revenues and Cost of Revenues

Total revenue for the years ended September 30, 2012 and 2011, was $92,500, and $31,050, respectively, representing an increase of $61,450 or 197.9%.

Cost of revenues for the years ended September 30, 2012 and 2011, were $58,547, and $17,500, respectively, representing an increase of $41,047 or 240.7%.  The increase was primarily due to increases in revenue. Gross profit as a percentage of total revenue for the years ended September 30, 2012 and 2011 were 36.7%, and 43.6%, respectively, representing a decrease of 6.9%.

Operating Expenses

Total operating expenses for the years ended September 30, 2012 and 2011, were $115,986 and  $63,762, respectively, representing an increase of $52,224 or 81.9%. The increase is due to increase professional fees.

Other (Income)/Expenses

Total other expenses for the years ended September 30, 2012 and 2011, were $1,308 and $0, respectively. The increase was to interest expense in of $2,063, offset by a change in the fair value of derivative liability of $755.

Liquidity and Capital Resources

As of September 30, 2012

At September 30, 2012, we had cash of $3,023 and a working capital deficit of $66,219. Since inception, we have raised $108,271.

We had a total stockholders’ deficit of $66,219 as of September 30, 2012, and an accumulated deficit as of $174,490 as of September 30, 2012.

We had $75,099 in net cash used in operating activities for the year ended September 30, 2012, which included $83,991 in net loss. Cash flows used in operations were offset by changes in operating assets and liabilities totaling $3,129.

We had $63,500 of net cash provided by financing activities for the year ended September 30, 2012, which included $41,500 in loans from a shareholder, and $22,000 from a new shareholder.

As part of a private placement memorandum dated February 5, 2012 (the “Private Placement”), we raised $25,000 through the issuance of restricted common stock. The amount has been reflected on the state of cash flow, net of $3,000 in broker dealer placement fees.

As of September 30, 2012, we did not have any fixed operating expenses. However, over the next twelve months we expect to hire employees both to deliver our services as well as perform other administrative and operating activities. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. In the event that our revenues from operations are insufficient to meet our working capital needs, we would need to either borrow funds from our officers or raise additional capital through equity or debt financings. We expect our current officers will be willing and able to provide such additional capital. However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

ITEM 8. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ontarget360 Group Inc.

We have audited the accompanying balance sheets of OnTarget360 Group, Inc. as of September 30, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2012. OnTarget360 Group, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OnTarget360 Group, Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, NJ
January 9, 2013

ONTARGET360 GROUP, INC (FORMERLY CWS MARKETING & FINANCE GROUP INC)
BALANCE SHEET
SEPTEMBER 30, 2012 AND 2011

	9/30/12	9/30/11
ASSETS

CURRENT ASSETS:
Cash	$3,023	$14,622
Accounts receivable, net	3,500	$-
TOTAL CURRENT ASSETS	6,523	14,622

TOTAL ASSETS	$6,523	$14,622

LIABILIATIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$28,579	$30,271
Accrued interest	2,063	-
Due to shareholder	41,500	-
Income tax payable	600	600
TOTAL CURRENT LIABILITIES	72,742	30,871

TOTAL LIABILITIES	72,742	30,871

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value, 10,000,000 shares authorized,
3,454,520 and 3,149,000, shares issued and outstanding,
as of September 30, 2012 and September 30, 2011, respectively	3,455	3,149
Additional paid-in capital	104,816	71,101
Retained deficit	(174,490)	(90,499)
TOTAL STOCKHOLDERS' DEFICIT	(66,219)	(16,249)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,523	$14,622

See accompanying notes to audited financial statements.

ONTARGET360 GROUP INC (FORMERLY CWS MARKETING & FINANCE GROUP INC)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30

	2012	2011

Revenues:
Custom professional service revenues	$8,500	$19,100
Monthly subscription fees	84,000	8,950
Monthly subscription fees - related party	-	3,000
Total Revenues	92,500	31,050

Cost of revenues	47,547	-
Cost of revenues from a related party	11,000	17,500
Gross Profit	33,953	13,550

Operating expenses:
Marketing and sales	18,925	-
General and administrative	66,061	52,262
General and administrative costs from a related party	31,000	11,500
Total operating expenses	115,986	63,762

Loss from operations	(82,033)	(50,212)

Other (income) expenses
Interest expense	2,063	-
Change in the fair value of derivative liability	(755)	-
Total other expenses	1,308	-

Loss before taxes	(83,341)	(50,212)

Income tax provision	650	1,075

Net loss	$(83,991)	$(51,287)

Net loss per share - basic Net loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted number of shares outstanding - Basic and diluted	3,368,751	3,149,000

See accompanying notes to audited financial statements.

ONTARGET360 GROUP INC (FORMERLY CWS MARKETING & FINANCING GROUP INC)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	Preferred Stock		Common		Paid-In	Sub	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Rec'b	(Deficit)	(Deficit)

Balance September 30, 2010	-	$-	3,149,000	$3,149	$56,101	$(5,500)	$(39,212)	$14,538

Shareholder contribution					15,000			15,000
Subscription receivable payment						5,500		5,500
Net loss for period	-	-					(51,287)	(51,287)

Balance September 30, 2011	-	$-	3,149,000	$3,149	$71,101	$-	$(90,499)	$(16,249)

Stock issued for services			255,520	256	12,520			12,776
Sale of stock, net of offering costs			50,000	50	21,950			22,000
Fair value of warrant issued with debt					(24,941)			(24,941)
Reclassification of derivative liability to stockholders' equity					24,186			24,186
Net loss for period							(83,991)	(83,991)

Balance September 30, 2012	-	$-	3,454,520	$3,455	$104,816	$-	$(174,490)	$(66,219)

See accompanying notes to audited financial statements.

ONTARGET360 GROUP, INC (FORMERLY CWS MARKETING & FINANCE GROUP INC)
STATEMENT OF CASH FLOW
FOR THE YEARS ENDED SEPTEMBER 30

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,991)	$(51,287)
Adjustments to reconcile net loss to cash used in operating activities:

Change in derivative liability	(755)	-

Change in operating assets and liabilities:
Accounts receivable	(3,500)	800
Income tax payable	-	250
Accrued interest	2,063	-
Accounts payable and accrued expenses	11,084	17,771
Net cash used in operating activities	$(75,099)	$(32,466)

CASH FLOW FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	22,000	-
Loan from shareholder	41,500	-
Proceeds from shareholders and director contributions	-	15,000
Proceeds from collection of subscription receivable	-	5,500
Net cash provided by financing activities	$63,500	$20,500

NET DECREASE IN CASH	(11,599)	(11,966)

CASH AND CASH EQUIVALENTS at beginning of period	14,622	26,588
CASH AND CASH EQUIVALENTS at end of period	$3,023	$14,622

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities
Stock issued in settlement of accounts payable	$12,776	$-
Reclassification of derivative liability to stockholders' equity	$24,186	$-

See accompanying notes to audited financial statements.

ONTARGET360 GROUP, INC (FORMERLY CWS MARKETING & FINANCE GROUP INC)
NOTES TO FINANCIAL STATEMENTS

Note 1.  The Company History and Nature of Business and Basis of Presentation

Ontarget360 Group Inc (formerly CWS Marketing & Finance Group Inc) (the “Company”), formed on December 4, 2009, is an Internet marketing agency that provides people, processes and tools to help clients improve the results generated by their marketing efforts.  The services include both internet market optimization and website implementation services, including website design and technology support including point of purchase capabilities and driving website traffic.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the year ended September 30, 2012, the Company has generated revenues of $92,500 but has incurred a net loss of $83,991.  Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. Since its inception, the Company has been funded primarily by its majority shareholder. It is the intention of that shareholder to continue to fund the Company on an as needed basis.

We would need to either borrow funds from our officers or raise additional capital through equity or debt financings. We expect our current shareholders will be willing and able to provide such additional capital. However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

Accounts Receivable

The Company’s accounts receivable are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary.  At September 30, 2012, the allowance for potential credit losses was $0. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. Payment terms are immediately upon receipt of invoice. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates.

Revenue Recognition

The Company derives its revenue from the sale of marketing consulting services through both recurring subscription based arrangements and custom consulting projects. The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers. Where applicable, the Company will also look to include performance-based compensation upside in its agreements whereby the Company will share in customer’s incremental increases in revenue (“Revenue Sharing Arrangements”). As of September 30, 2012, the Company has not established any Revenue Sharing Arrangements.

Marketing consulting service revenues

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition The Company recognizes revenue when all of the following conditions are met:

●	there is persuasive evidence of an arrangement;

●	the service has been provided to the customer;

●	the collection of the fees is reasonably assured; and

●	the amount of fees to be paid by the customer is fixed or determinable.

Concentration of credit and business risks

Significant customers. For the year ended September 30, 2012 the Company had three customers whose revenue was in excess of 10% of the total revenue of the Company. Of the $92,500 recorded for the year, the three customers accounted for $54,000 or 58.4% of total revenue.

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

Derivative Instruments

Derivative instruments consisted of common stock warrants due to certain cash settlement and down round provisions. These financial instruments are recorded in the balance sheet as liabilities.

Fair Value Measurements

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received if an asset were to be sold or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the   measurement date.Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Earnings per share

Earnings per share, in accordance with the provisions of ASC 260-10, Earnings Per Share, is computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Potentially dilutive securities at September 30, 2012 consist of 82,500 common stock purchase warrants.

Recent Accounting Requirements

Management does not believe that any recently issued, but not currently effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3. Promissory Notes

On December 30, 2011, the Company entered into a promissory note agreement with a shareholder in the amount of $6,000.  On January 9, 2012 and February 8, 2012 the Company entered into promissory note agreements with the same shareholder in the amounts of $3,000 and $7,500, respectively (all collectively, the “Notes”).

On May 18, 2012, the Company entered into a promissory note agreement with a shareholder in the amount of $10,000.

On July 21, 2012, the Company entered into a promissory note agreement with a shareholder in the amount of $7,500.

On September 6, 2012, the Company entered into a promissory note agreement with a shareholder in the amount of $7,500.

The Notes have a 12% interest rate and, unless paid off by the Company in advance, mature one year from issuance (“Maturity”). Interest is payable six months from issuance date and then at Maturity. The Notes have no prepayment penalty. For the years ended September 30, 2012, the Company recorded $2,063 in interest expense. Subsequent to year end, the note holder waived the events of default until the sooner of a change in control of the company or September 29, 2013.

Note 4. Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 10,000,000 shares of common stock and 5,000,000 shares of preferred stock both with par value of $0.001. The Company had 3,454,520 and 3,149,000 shares of common stock issued and outstanding as of September 30, 2012 and September 30, 2011, respectively.

During 2011, the Company received payment of the outstanding $5,500 subscription receivable.  In March 2011, the Company received additional paid in capital of $15,000 from two shareholders. In December 2011, the Company issued 255,520 shares of common stock as payment for legal services rendered in the amount of $12,776. During March 2012, as part of a private placement, the Company issued 50,000 shares of common stock to one investor.

Note 5.  Derivative Instruments

March 2012 Warrants

As part of a private placement memorandum (the “Private Placement”), on March 22, 2012, the Company issued 50,000 shares of restricted common stock and 50,000 Series A and 25,000 Series B stock purchase warrants (the “Warrants”), to one investor for gross proceeds of $25,000. Additionally, the Company granted 5,000 Series A and 2,500 Series B warrants to the placement agent. The Series A and Series B Warrants may be exercised for $0.50, and $1.00, respectively.  The Warrants expire in three years from issuance.  Under the original terms of the warrants, we had an obligation to make a cash payment to the holders for any gain that could have been realized if the holders exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued. Additionally the warrants contain an adjustment and down round provision whereby the exercise price is adjustable upon the occurrence of certain events, including the issuance by the Company of common stock or common stock equivalents at a price which is lower than the current exercise price. The fair value of the warrants is estimated, at the end of each quarterly reporting period, using the Black-Scholes model.    The Company estimated the fair value of the warrants as of the date of grant using Black-Scholes models to be $24,941. The assumptions used in computing the fair value as of date of grant were a common stock price of $0.50, exercise prices of $0.50 for the Series A and $1.00 for the Series B, expected volatility of 106.63% over the remaining term of three years and a risk free rate of 0.51%. On May 18, 2012, the Company amended the warrants issued as part of the private placement, removing the cash settlement and down round provisions. The warrant holder agreed to such amendments through written confirmation. The Company calculated the fair value of the warrants as of the amendment date and reclassified the remaining derivative liability to stockholders’ equity. The amount of the reclassification was $24,186. The assumptions used in computing the fair value as of the amendment date are a common stock price of $0.50, exercise prices of $0.50 for the Series A and $1.00 for the Series B, expected volatility of 106.0% over the remaining term of three years and a risk free rate of 0.40%. The change in fair value for the year ended September 30, 2012 was $755 and has been recorded in the statements of operations.

Note 6.  Fair Value

In accordance with FASB ASC820, “Fair Value Measurements and Disclosures,” the following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2012:

Derivative Liability
Balance, October 1, 2011	-
Fair value of derivative liability at issuance	24,941
Change in fair value through date of amendment	(755)
Reclassification to equity	(24,186)
Balance, September 30, 2012	$-

Note 7. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Years Ended
	Sept 30, 2012	To Sept 30, 2011
Current
Federal	-	-
State and local	650	1,075
Total current tax provision	650	1,075

Deferred
Federal	-	-
State	-	-
Total deferred tax provision (benefit)	-	-

Total tax provision	$650	$1,075

	Years Ended
Temporary differences:	Sept 30, 2012	Sept 30, 2011
Deferred Tax Assets:
Net operating loss carry-forward at 34% and 28%, respectively	59,327	24,941
Less: valuation allowance	(59,327)	(24,941)
Deferred tax assets	-	-

Deferred tax liabilities	-	-
Net deferred tax asset	$-	$-

The Company had federal and state net operating loss carry forwards of approximately $174,490, as of September 30, 2012. The tax loss carry forwards are available to offset future taxable income with the federal and state carry forwards beginning to expire in 2026.

The realization of the tax benefits are subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is not likely that its net deferred tax assets will ultimately be recovered and, accordingly, recorded a valuation allowance was recorded as of September 30, 2012 and 2011.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% and 28%, respectively, is as follows:

	Years Ended
	Sept 30, 2012	Sept, 30 2011

Expected income tax benefit(loss) at statutory rate of 34% and 28%, respectively	$(28,336)	$(14,059)
State and local tax benefit, net of federal	650	1,075
Change in valuation account	28,336	14,059
Income tax expense	$650	$1,075

Note 8.  Commitments and Contingencies

Through a perpetual licensing agreement with FN Implementation and Financing Partners, Inc (“FNIFP”) (the “Licensing Agreement”) dated as of December 31, 2009, the Company was granted full access and use to the proprietary reporting methodology to AccountMETRICing Architecture™(“AAI”). AAI is a reporting system that is built on the specific needs of clients to understand and manage key performance indicators related to their business. Under the Licensing Agreement the Company will payout a 5% royalty on all clients that specifically utilize the reporting methodology along with the other services provided by the Company. No royalty fees have been earned from inception through September 30. 2012.

Other than the royalties to be paid under the perpetual licensing arrangement the Company has no leases or other written contractual agreements.

Note 9.  Related Party Transaction and Arrangements

FN Implementation & Financing Partners, Inc. (“FNIFP”)

Pursuant to a consulting agreement (the “Consulting Agreement”) dated December 15, 2009, the Company entered into an arrangement with FNIFP to provide certain general accounting, finance, legal and client advisory and delivery assistance. The amounts of payment vary according to services provided.   For the years ended September 30, 2012 and 2011 the Company recorded $19,000 and $29,000, respectively for these various services. At September 30, 2012 the Company did not owe any money to FNIFP for these services.   For the years ended September 30, 2012 and 2011, $6,000 and $17,500 of FNIFP’s fees has been allocated to cost of revenue and $13,000 and $11,500 have been allocated to general and administrative expenses, respectively

We have also entered into our Perpetual Licensing Agreement with FNIFP. As of September 30, 2012 no royalties under the licensing agreement have been paid.

We had a service contract with a client where a related party to a shareholder acts in a management capacity. Under the terms of the contract the client pays a monthly subscription fee for professional services and access to AccountMetricing Architecture. For the years ended September 30, 2012 and 2011, the Company recorded $0 and $3,000, respectively, in income. Such amount has been reflected under a separate title on the Statement of Operations.

Cobble Hill Interactive LLC (“CHI”)

Pursuant to a consulting agreement (the “Consulting Agreement”) dated January 1, 2012, the Company entered into an arrangement with CHI to provide certain client services and contractor management. CHI is an entity owned by the Company’s Chief Executive Officer.   For the years ended September 30, 2012 and 2011 the Company recorded $23,000 and $0, respectively for these various services.   For the years ended September 30, 2012 and 2011, $5,000 and $0 of CHI’s fees has been allocated to cost of revenue and $18,000 and $0 have been allocated to general and administrative expenses, respectively. At September 30, 2012 the Company did not owe any money to CHI for these services.

As part of the Private Placement which terminated on March 31, 2012, the Company paid the FINRA registered broker dealer (the “Placement Agent”) a cash fee of $3,000, and, issued 5,000 Series A and 2,500 Series B stock purchase warrants with terms the same as the Warrants issued to the investors.  The Placement Agent is a company that is owned by the husband of the Company’s major shareholder.

Note 10. Subsequent Events

The Company entered into various promissory note agreements (the “Notes”) with a shareholder in the total amount of $80,000. The Notes and date they were issued are; $25,000 on October 2, 2012, $10,000 on October 4, 2012, $10,000 on November 7, 2012, $5,000 on November 21, 2012 and $30,000 on December 6, 2012. The Notes have semi-annual interest payments and mature in one year. The Notes carry a 12% interest rate. The Notes have no-prepayment penalty.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No events occurred that require disclosure under Item 304(b) of Regulation S-B.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of September 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of September 30, 2012 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. The CFO and CEO determined that at September 30, 2012, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of September 30, 2012. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of September 30, 2012, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Remediation of Material Weakness in Internal Controls Over Financial Reporting

Because of the material weakness described above, we continue to use the services of Mr. William Schloth who assists with the financial reporting areas of the Company.   Mr. Schloth is the spouse of the sole owner of the majority shareholder, CFO Managed Fund I LLC.   Furthermore, as the operation grows, the Company intends to hire an independent contractor to continue processing the financial information of the Company and the related public reporting.

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

ITEM 9B.  OTHER INFORMATION.

None.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages and positions as of the date of this annual report are listed below.

Name	Age	Position Held with our Company

Howard Kaplan	37	Chief Executive and Financial Officer

Howard Kaplan is a founding shareholder and has served as our Chief Executive Officer and Director since December 31, 2011, he has also served as our Chief Financial Officer since January 1, 2012.  Prior to joining our Company, since 2004, Mr. Kaplan has held various executive level positions at Future Now Inc.  Such positions included Chief Executive Officer, Chief Operating Officer and Director of Business Development.   He has spoken about marketing optimization at leading conferences including Internet Retailer, Shop.org, Ad-Tech, Marketing Sherpa and Search Engine Strategies. Mr. Kaplan has been involved with Internet technologies since the early 1990s. He has designed search engines and engineered content management systems for PriceWaterhouseCoopers’ Global Web Team.  Mr. Kaplan is a member of the Association for Computing Machinery and a graduate of the Georgia Institute of Technology.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Name & Principal Position	Year	Payments ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Howard Kaplan, CEO & CFO (1)	2012	23,000
	2011	0

We do not currently have a stock option plan, non-equity incentive plan or pension plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January __, 2013, certain information with respect to the beneficial ownership of the Company’s common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers and the directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock underlying options or warrants which are currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Position with the Company	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common	CFO Managed Fund I LLC 80 Mountain Laurel Rd Fairfield CT 06824	5% Stockholder	2,693,000	79.1%

Common	Howard Kaplan	Director, CEO, CFO	138,000	4.1%

Common	Directors and Executive Officers as a Group (1 persons)		138,000	4.1%

(1)
Based on 3,454,520 shares of common stock as of January 10, 2013.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

FN Implementation & Financing Partners, Inc. (“FNIFP”)

Pursuant to a consulting agreement (the “Consulting Agreement”) dated December 15, 2009, the Company entered into an arrangement with FNIFP to provide certain general accounting, finance, legal and client advisory and delivery assistance. The amounts of payment vary according to services provided. For the years ended September 30, 2012 and 2011 the Company recorded $19,000 and $29,000, respectively for these various services. At September 30, 2012 the Company did not owe any money to FNIFP for these services. For the years ended September 30, 2012 and 2011, $6,000 and $17,500 of FNIFP’s fees has been allocated to cost of revenue and $13,000 and $11,500 have been allocated to general and administrative expenses, respectively

We have also entered into our Perpetual Licensing Agreement with FNIFP.  As of September 30, 2012 no royalties under the licensing agreement have been paid.

We had a service contract with a client where a related party to a shareholder acts in a management capacity.  Under the terms of the contract the client pays a monthly subscription fee for professional services and access to AccountMetricing Architecture. For the years ended September 30, 2012 and 2011, the Company recorded $0 and $3,000, respectively, in income. Such amount has been reflected under a separate title on the Statement of Operations.

Cobble Hill Interactive LLC (“CHI”)

Pursuant to a consulting agreement (the “Consulting Agreement”) dated January 1, 2012, the Company entered into an arrangement with CHI to provide certain client services and contractor management. CHI is an entity owned by the Company’s Chief Executive Officer. For the years ended September 30, 2012 and 2011 the Company recorded $23,000 and $0, respectively for these various services. For the years ended September 30, 2012 and 2011, $5,000 and $0 of CHI’s fees has been allocated to cost of revenue and $18,000 and $0 have been allocated to general and administrative expenses, respectively. At September 30, 2012 the Company did not owe any money to CHI for these services.

As part of the Private Placement which terminated on March 31, 2012, the Company paid the FINRA registered broker dealer (the “Placement Agent”) a cash fee of $3,000, and, issued 5,000 Series A and 2,500 Series B stock purchase warrants with terms the same as the Warrants issued to the investors. The Placement Agent is a company that is owned by the husband of the Company’s major shareholder.

Through a perpetual licensing agreement with FNIFP (the “Licensing Agreement”) dated as of December 31, 2009, the Company was granted full access and use to the proprietary reporting methodology to AccountMETRICing Architecture™(“AAI”).  AAI is a reporting system that is built on the specific needs of clients to understand and manage key performance indicators related to their business. Under the Licensing Agreement the Company will payout a 5% royalty on all clients that specifically utilize the reporting methodology along with the other services provided by the Company. No royalty fees have been earned from inception through September 30, 2012.

Director Independence

Our determination of independence of directors is made using the definition of ‘‘independent director’’ contained under Rule 4200(a)(15) of the Rules of FINRA and as such we have determined that none of our directors qualify as an independent director

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table indicates the fees paid by us for services performed for the years ended September 30, 2012 and 2011:

	Year Ended Sept 30, 2012	Year Ended Sept 30, 2011

Audit Fees	$15,500	$8,535
Tax Fees	0	0
All Other Fees	0	0

Total	$15,500	$8,535

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the year ended September 30, 2012 and 2011 for the audit of our financial statements.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees.  This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended September 30, 2012 and 2011.

ITEM 15.  EXHIBITS.

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer.

* Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTARGET 360 GROUP INC

Dated: January 10, 2013	By:	/Howard Kaplan
Howard Kaplan
Chief Executive and Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Howard Kaplan	Chief Executive Officer and Accounting Officer, Director	January 10, 2013
Howard Kaplan