Form 10-Q
period 2012-12-31
OnTarget360 Group, Inc.
filed 2013-02-08
CIK 1506385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended December 31, 2012.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to_________.

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

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding January ___, 2012
Common Stock, $0.001 par value per share	3,404,520 shares

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES
ITEM 5.	OTHER

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3	DEFAULTS UPON SENIOR SECURITIES
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5	OTHER INFORMATION
ITEM 6	EXHIBITS

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.

ONTARGET360 GROUP, INC
CONDENSED BALANCE SHEETS
DECEMBER 31, 2012 AND SEPTEMBER 30, 2012

	(Unaudited)
	12/31/12	9/30/12
ASSETS
CURRENT ASSETS:
Cash	$9,053	$3,023
Accounts receivable, net	-	3,500
TOTAL CURRENT ASSETS	9,053	6,523

TOTAL ASSETS	$9,053	$6,523

LIABILIATIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,214	$28,579
Accrued interest	4,827	2,063
Due to shareholder	121,500	41,500
Income tax payable	600	600
TOTAL CURRENT LIABILITIES	140,141	72,742

TOTAL LIABILITIES	140,141	72,742

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value, 10,000,000 shares authorized,
3,454,520 shares issued and outstanding,
as of December 31, 2012 and September 30, 2012	3,455	3,455
Additional paid-in capital	104,816	104,816
Retained deficit	(239,359)	(174,490)
TOTAL STOCKHOLDERS' DEFICIT	(131,088)	(66,219)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,053	$6,523

See accompanying condensed notes to interim financial statements.

ONTARGET360 GROUP INC
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 2012 AND 2011

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
	(Unaudited)	(Unaudited)
Revenues:
Monthly subscription fees	$20,500	$12,150
Total Revenues	20,500	12,150

Cost of revenues	16,829	-
Cost of revenues from a related party	-	6,000
Gross Profit	3,671	6,150

Operating expenses:
General and administrative	62,709	10,263
General and administrative costs from a related party	3,000	8,000
Total operating expenses	65,709	18,263

Other (income) expenses
Interest expense	2,764	-
Total other expenses (income)	2,764	-

Minority interest in income of consolidated subsidiary

Loss before taxes	(64,802)	(12,113)
Income tax provision(benefit)	67	-

Net loss	$(64,869)	$(12,113)

Net loss per share - basic
Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	3,454,520	3,154,616

See accompanying condensed notes to interim financial statements.

ONTARGET360 GROUP INC
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
FROM SEPTEMBER 30, 2010 THROUGH DECEMBER 31, 2012

	Preferred Stock		Common		Paid-In	Sub	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Rec'b	(Deficit)	(Deficit)

Balance September 30, 2010		$-	3,149,000	$3,149	$56,101	$(5,500)	$(39,212)	$9,038

Shareholder contribution					15,000			15,000
Subscription receivable payment						5,500		11,000
Net loss for period		-					(51,287)	(51,287)

Balance September 30, 2011		$-	3,149,000	$3,149	$71,101	$-	$(90,499)	$(16,249)

Stock issued for services			255,520	256	12,520			12,776
Sale of stock, net of offering costs			50,000	50	21,950			22,000
Fair value of warrant issued with debt					(24,941)			(24,941)
Reclassification of derivative liability to stockholders' equity					24,186			24,186
Net loss for period							(83,991)	(83,991)

Balance September 30, 2012		$-	3,454,520	$3,455	$104,816	$-	$(174,490)	$(66,219)

Net loss for period							(64,869)	(64,869)

Balance December 31, 2012	-	$-	3,454,520	$3,455	$104,816	$-	$(239,359)	$(131,088)

See accompanying condensed notes to interim financial statements.

ONTARGET360 GROUP, INC
CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
DECEMBER 31, 2012 AND 2011

	Threes Months Ended December 31, 2012	Threes Months Ended December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,869)	$(12,113)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation	-	12,776

Change in operating assets and liabilities:
Accounts receivable	3,500	(4,400)
Accrued interest	2,764	-
Accounts payable and accrued expenses	(15,365)	(16,203)
Net cash used in operating activities	(73,970)	(19,940)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan from shareholder	80,000	6,000
Net cash provided by financing activities	80,000	6,000

NET INCREASE (DECREASE) IN CASH	6,030	(13,940)

CASH AND CASH EQUIVALENTS at beginning of period	3,023	14,622
CASH AND CASH EQUIVALENTS at end of period	$9,053	$682

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying condensed notes to interim financial statements.

ONTARGET360 GROUP, INC
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1.  The Company History and Nature of Business

Ontarget360 Group Inc (the “Company”), formed on December 4, 2009, is an Internet marketing agency that provides people, processes and tools to help clients improve the results generated by their marketing efforts    The services include both internet market optimization and website implementation services, including website design and technology support including point of purchase capabilities and driving website traffic.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   Since inception, the Company has incurred net losses of $239,359 and has a working capital deficiency of $131,088 at December 31, 2012.  Our ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.   Since its inception, the Company has been funded primarily by its majority shareholder.   It is the intention of that shareholder to continue to fund the Company on an as needed basis.

We need to either borrow funds from our officers or raise additional capital through equity or debt financings. We expect our current shareholders will be willing and able to provide such additional capital. However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

The accompanying unaudited condensed financial statements of  the Company  have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest audited financial statements.  The audited financial statements for the year ended September 30, 2012 are included in the Company’s Annual Report on Form 10-K, filed with the SEC on January 10, 2013.

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

Accounts Receivable

The Company’s accounts receivable are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary.  At December 31, 2012, the allowance for potential credit losses was $0.  The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability.   Payment terms are immediately upon receipt of invoice.  The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates.

Revenue Recognition

The Company derives its revenue from the sale of marketing consulting services through both recurring subscription based arrangements and custom consulting projects.    The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers. Where applicable, the Company will also look to include performance-based compensation upside in its agreements whereby the Company will share in customer’s incremental increases in revenue (“Revenue Sharing Arrangements”).   As of December 31, 2012, the Company has not established any Revenue Sharing Arrangements.

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

Earnings per share

Earnings per share, in accordance with the provisions of ASC 260-10, Earnings Per Share, is computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Potentially dilutive securities at December 31, 2012 consist of 82,500 common stock purchase warrants.

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

On October 2, 2012, the Company entered into a promissory note agreement with a shareholder in the amount of $25,000.

On October 4, 2012, the Company entered into a promissory note agreement with a shareholder in the amount of $10,000.

On November 7, 2012, the Company entered into a promissory note agreement with a shareholder in the amount of $10,000.

On November 21, 2012, the Company entered into a promissory note agreement with a shareholder in the amount of $5,000.

On December 6, 2012, the Company entered into a promissory note agreement with a shareholder in the amount of $30,000.

The Notes have a 12% interest rate and, unless paid off by the Company in advance, mature one year from issuance (“Maturity”). Interest is payable six months from issuance date and then at Maturity. The Notes have no prepayment penalty. For the three months ended December 31, 2012, the Company recorded $2,754 in interest expense. On January 5, 2013, the note holder waived the events of default until the sooner of a change in control of the company or September 29, 2013.

Note 4. Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 10,000,000 shares of common stock and 5,000,000 shares of preferred stock both with par value of $0.001. The Company had 3,454,520 shares of common stock issued and outstanding as of December 31, 2012 and September 30, 2012

Note 5. Commitments and Contingencies

Through a perpetual licensing agreement with FN Implementation and Financing Partners, Inc (“FNIFP”) (the “Licensing Agreement”) dated as of December 31, 2009, the Company was granted full access and use to the proprietary reporting methodology to AccountMETRICing Architecture™(“AAI”). AAI is a reporting system that is built on the specific needs of clients to understand and manage key performance indicators related to their business. Under the Licensing Agreement the Company will payout a 5% royalty on all clients that specifically utilize the reporting methodology along with the other services provided by the Company. No royalty fees have been earned from inception through December 31, 2012.

Other than the royalties to be paid under the perpetual licensing arrangement the Company has no leases or other written contractual agreements.

Note 6. Related Party Transaction and Arrangements

FN Implementation & Financing Partners, Inc. (“FNIFP”)

Pursuant to a consulting agreement (the “Consulting Agreement”) dated December 15, 2009, the Company entered into an arrangement with FNIFP to provide certain general accounting, finance, legal and client advisory and delivery assistance. The amounts of payment vary according to services provided. For the three months ended December 31, 2012 and 2011 the Company recorded $0 and $14,000, respectively for these various services. At December 31, 2012 the Company did not owe any money to FNIFP for these services. For the three months ended December 31, 2012 and 2011 $0 and $6,000 of FNIFP’s fees has been allocated to cost of revenue and $0 and $8,000 has been allocated to General and administrative expenses, respectively

We have also entered into our Perpetual Licensing Agreement with FNIFP. As of December 31, 2012 no royalties under the licensing agreement have been paid.

Cobble Hill Interactive LLC (“CHI”)

Pursuant to a consulting agreement (the “Consulting Agreement”) dated January 1, 2012, the Company entered into an arrangement with CHI to provide certain client services and contractor management. CHI is an entity owned by the Company’s Chief Executive and Financial Officer.   For the three months ended December 31, 2012 and 2011 the Company recorded $3,000 and $0, respectively for these various services. For the three months ended December 31, 2012 and 2011, $3,000 and $0 have been allocated to general and administrative expenses, respectively. At December 31, 2012 the Company did not owe any money to CHI for these services.

Note 7. Subsequent Events

None.

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

General and Trends in the Industry

It's easy to see why business owners & stakeholders love the web. Yesterday's brick & mortar storefronts, with their high costs, are replaced today with just-in-time inventory & a target market anywhere UPS ships.  Reaching a mass market, once needing a Fortune 500 ad budget, is now accessible on a performance basis replacing the wasted ad dollar with a more effective one.  But more than just putting downward pressure on costs, and expanding reach to customers is the simple fact that the web is where the customer shops & buys… and buy they do, to the tune of 1/2 a trillion dollars annually.  Business owners chasing this revenue quickly realize there are people & tools out there to help… a lot of them, and new capabilities coming to the market every day.  These service providers lick their chops thinking of all the businesses out there spending billions of dollars annually on advertising, and even billions more supporting those ad buys.

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

Results of Operations

Summary of Key Results

For the unaudited three months ending December 31, 2012 and 2011

Revenues and Cost of Revenues

Total revenue for the three months ended December 31, 2012 and 2011, was $20,500 and $12,150, respectively, representing an increase of $8,350 or 68.7%.

Cost of revenues for the three months ended December 31, 2012 and 2011, was $16,829 and $6,000, respectively, representing an increase of $10,829 or 180.5%.    The increase was primarily due to additional independent contractor work on engagements and increases in revenue.    Gross profit as a percentage of total revenue for the three months ended December 31, 2012 and 2011, was 17.9%, and 50.6%, respectively, representing and decrease of 73.6%.   The decrease was primarily due to additional contract labor costs in delivering client services.

Operating Expenses

Total operating expenses for the three months ended December 30, 2012 and 2011, were $65,709 and $18,263 respectively, representing an increase of $47,446 or 259.8%. The increase was primarily due to increased professional fees.

Liquidity and Capital Resources

At December 31, 2012, we had cash of $9,053 and a working capital deficit of $131,088.   Since inception, we have raised $108,271 in equity capital and $121,500 in debt.

We had a total stockholders’ deficit of $131,088 and an accumulated deficit of $239,359 as of December 31, 2012.

We had $73,970 in net cash used in operating activities for the three months ended December 31, 2012, which included $64,869 in net loss.   Cash flows used in operating activities included changes in operating assets and liabilities totaling $9,101.

We had $80,000 of net cash provided by financing activities for the three months ended, which was a loan from a shareholder.

As of December 31, 2012, we did not have any fixed operating expenses.  However, over the next twelve months we expect to hire employees both to deliver our services as well as perform other administrative and operating activities. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.   In the event that our revenues from operations are insufficient to meet our working capital needs, we would need to either borrow funds from our officers or raise additional capital through equity or debt financings.  We expect our current officers will be willing and able to provide such additional capital.   However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Consistent with Section 144 of the Delaware General Corporation Law, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis.

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

Revenue Recognition

The Company derives its revenue from the sale of marketing consulting services through both recurring subscription based arrangements and custom consulting projects. The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.   Where applicable, the Company will also look to include performance-based compensation upside in its agreements whereby the Company will share in customer’s incremental increases in revenue (“Revenue Sharing Arrangements”).  As of December 31, 2012, the Company has not established any Revenue Sharing Arrangements.

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

ITEM 1A. RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

ITEM 3. RECENT SALE OF UNREGISTERED SECURITIES

None.

ITEM 2. EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer
_________
* Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTARGET 360 GROUP INC

Dated: January __, 2013	By:	/s/ Howard Kaplan
Howard Kaplan
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Howard Kaplan
Howard Kaplan	Chief Executive Officer, Chief Accounting Officer & Chairman	January __, 2013