Form 10-Q
period 2013-03-31
OnTarget360 Group, Inc.
filed 2013-05-13
CIK 1506385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2013.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________ .

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

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 13, 2013
Common Stock, $0.001 par value per share	3,404,520 shares

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

ONTARGET360 GROUP, INC
CONDENSED BALANCE SHEETS
MARCH 31, 2013 AND SEPTEMBER 30, 2012

	(Unaudited)
	3/31/13	9/30/12
ASSETS
CURRENT ASSETS:
Cash	$6,053	$3,023
Accounts receivable, net	-	3,500
TOTAL CURRENT ASSETS	6,053	6,523

TOTAL ASSETS	$6,053	$6,523

LIABILIATIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,112	$28,579
Accrued interest	9,666	2,063
Due to shareholder	121,500	41,500
Income tax payable	600	600
TOTAL CURRENT LIABILITIES	144,878	72,742

TOTAL LIABILITIES	144,878	72,742

Commitments & Contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value, 10,000,000 shares authorized,
3,454,520 shares issued and outstanding,
	3,455	3,455
Additional paid-in capital	104,816	104,816
Retained deficit	(247,096)	(174,490)
TOTAL STOCKHOLDERS' DEFICIT	(138,825)	(66,219)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,053	$6,523

See accompanying condensed notes to interim financial statements.

ONTARGET360 GROUP INC
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
MARCH 31, 2013 AND 2012

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Custom professional service revenues	$500	$-	$500	$12,150
Monthly subscription fees	18,500	13,500	39,000	13,500
Total Revenues	19,000	13,500	39,500	25,650

Cost of revenues	7,154	525	23,983	525
Cost of revenues from a related party	-	3,000	-	9,000
Gross Profit	11,846	9,975	15,517	16,125

Operating expenses:
General and administrative	14,743	15,749	77,453	26,013
General and administrative costs from a related party	-	-	3,000	8,000
Total operating expenses	14,743	15,749	80,453	34,013

Other (income) expenses
Interest expense	4,839	393	7,603	393
Change in the fair value of derivative liability	-	(30)	-	(30)
Total other expenses	4,839	363	7,603	363

Loss before taxes	(7,736)	(6,137)	(72,539)	(18,251)
Income tax provision	-	400	67	400

Net loss	$(7,736)	$(6,537)	$(72,606)	$(18,651)

Net loss per share - basic
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted number of shares outstanding -
Basic and diluted	3,454,520	3,460,015	3,454,520	3,282.983

See accompanying condensed notes to interim financial statements.

ONTARGET360 GROUP INC
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
FROM SEPTEMBER 30, 2010 THROUGH MARCH 31, 2013

	Preferred Stock		Common		Paid-In	Sub	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Rec'b	(Deficit)	(Deficit)

Balance September 30, 2010		$-	3,149,000	$3,149	$56,101	$(5,500)	$(39,212)	$9,038

Shareholder contribution					15,000			15,000
Subscription receivable payment						5,500		11,000
Net loss for period		-					(51,287)	(51,287)

Balance September 30, 2011		$-	3,149,000	$3,149	$71,101	$-	$(90,499)	$(16,249)

Stock issued for services			255,520	256	12,520			12,776
Sale of stock, net of offering costs			50,000	50	21,950			22,000
Fair value of warrant issued with debt					(24,941)			(24,941)
Reclassification of derivative liability to stockholders' equity					24,186			24,186
Net loss for period							(83,991)	(83,991)

Balance September 30, 2012		$-	3,454,520	$3,455	$104,816	$-	$(174,490)	$(66,219)

Net loss for period							(72,606)	(72,606)

Balance March 31, 2013	-	$-	3,454,520	$3,455	$104,816	$-	$(247,096)	$(138,825)

See accompanying condensed notes to interim financial statements.

ONTARGET360 GROUP, INC
CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
MARCH 31, 2013 AND 2012

	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,606)	$(18,651)
Adjustments to reconcile net loss to cash used in operating activities:

Provision for doubtful accounts	-	3,000
Stock based compensation	-	12,776
Change in derivative liability	-	(30)

Change in operating assets and liabilities:
Accounts receivable	3,500	(15,975)
Accrued interest	7,603	-
Accounts payable and accrued expenses	(15,467)	(16,825)
Net cash used in operating activities	(76,970)	(35,705)

CASH FLOW FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	-	22,000
Loan from shareholder	80,000	16,500
Net cash provided by financing activities	80,000	38,500

NET INCREASE (DECREASE) IN CASH	3,030	2,795

CASH AND CASH EQUIVALENTS at beginning of period	3,023	14,622
CASH AND CASH EQUIVALENTS at end of period	$6,053	$17,417

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

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

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   Since inception, the Company has incurred net losses of $247,096 and has a working capital deficiency of $138,825 at March 31, 2013.  Our ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.   Since its inception, the Company has been funded primarily by its majority shareholder.   It is the intention of that shareholder to continue to fund the Company on an as needed basis.

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

Accounts Receivable

The Company’s accounts receivable are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary.  At March 31, 2013, the allowance for potential credit losses was $0.  The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability.   Payment terms are immediately upon receipt of invoice.  The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates.

Revenue Recognition

The Company derives its revenue from the sale of marketing consulting services through both recurring subscription based arrangements and custom consulting projects.    The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers. Where applicable, the Company will also look to include performance-based compensation upside in its agreements whereby the Company will share in customer’s incremental increases in revenue (“Revenue Sharing Arrangements”).   As of March 31, 2013, the Company has not established any Revenue Sharing Arrangements.

Marketing consulting service revenues

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition. The Company recognizes revenue when all of the following conditions are met:

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

Earnings per share

Earnings per share, in accordance with the provisions of ASC 260-10, Earnings Per Share, is computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Potentially dilutive securities at March 31, 2013 consist of 82,500 common stock purchase warrants.

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

The Notes have a 12% interest rate and, unless paid off by the Company in advance, mature one year from issuance (“Maturity”).   Interest is payable six months from issuance date and then at Maturity. The Notes have no prepayment penalty.  For the six months ended March 31, 2013 and 2012, the Company recorded interest expense of $4,839 and $7,603, respectively.   On January 5, 2013, the note holder waived the events of default until the sooner of a change in control of the company or September 29, 2013.

Note 4. Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 10,000,000 shares of common stock and 5,000,000 shares of preferred stock both with par value of $0.001. The Company had 3,454,520 shares of common stock issued and outstanding as of March 31, 2013 and September 30, 2012

Note 5. Commitments and Contingencies

Through a perpetual licensing agreement with FN Implementation and Financing Partners, Inc (“FNIFP”) (the “Licensing Agreement”) dated as of December 31, 2009, the Company was granted full access and use to the proprietary reporting methodology to AccountMETRICing Architecture™(“AAI”).   AAI is a reporting system that is built on the specific needs of clients to understand and manage key performance indicators related to their business. Under the Licensing Agreement the Company will payout a 5% royalty on all clients that specifically utilize the reporting methodology along with the other services provided by the Company.   No royalty fees have been earned from inception through March 31, 2013.

Other than the royalties to be paid under the perpetual licensing arrangement the Company has no leases or other written contractual agreements.

Note 6. Related Party Transaction and Arrangements

FN Implementation & Financing Partners, Inc. (“FNIFP”)

Pursuant to a consulting agreement (the “Consulting Agreement”) dated December 15, 2009, the Company entered into an arrangement with FNIFP to provide certain general accounting, finance, legal and client advisory and delivery assistance. The amounts of payment vary according to services provided.   For the six months ended March 31, 2013 and 2012 the Company recorded $3,000 and $14,000, respectively for these various services.   At March 31, 2013 the Company did not owe any money to FNIFP for these services.   For the six months ended March 31, 2013 and 2012 $0 and $6,000 of FNIFP’s fees has been allocated to cost of revenue and $3,000 and $8,000 has been allocated to General and administrative expenses, respectively

We have also entered into our Perpetual Licensing Agreement with FNIFP.  As of March 31, 2013 no royalties under the licensing agreement have been paid.

Cobble Hill Interactive LLC (“CHI”)

Pursuant to a consulting agreement (the “Consulting Agreement”) dated January 1, 2012, the Company entered into an arrangement with CHI to provide certain client services and contractor management.    CHI is an entity owned by the Company’s Chief Executive and Financial Officer.   For the six months ended March 31, 2013 and 2012 the Company recorded $3,000 and $3,000 respectively for these various services.     For the six months ended March 31, 2013 and 2012, $3,000 and $0 have been allocated to general and administrative expenses, respectively and $0 and $3,000 have been allocated to cost of goods sold, respectively. At March 31, 2013 the Company did not owe any money to CHI for these services.

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

Results of Operations

Summary of Key Results

For the unaudited three months ending March 31, 2013 and 2012

Revenues and Cost of Revenues

Total revenue for the three months ended March 31, 2013 and 2012, was $19,000 and $13,500, respectively, representing an increase of $5,500 or 40.7%.

Cost of revenues for the three months ended March 31, 2013 and 2012, was $7,154 and $3,525, respectively, representing an increase of $3,629 or 103%.  The increase was primarily due to additional independent contractor work on engagements and increases in revenue.    Gross profit as a percentage of total revenue for the three months ended March 31, 2013 and 2012, was 62.3%, and 73.9%, respectively, representing and decrease of 15.7%.   The decrease was primarily due to additional contract labor costs in delivering client services.

Operating Expenses

Total operating expenses for the three months ended March 31, 2013 and 2012, were $14,743 and $15,749 respectively, representing an decrease of $1,006 or 6.4%. The decrease was primarily due to decreased professional fees.

Other Expenses

Total other expenses for the three months ended March 31, 2013 and 2012, were $4,839 and $363, respectively.   The increase was do to increased interest expense from additional shareholder loans.

For the unaudited six months ending March 31, 2013 and 2012

Revenues and Cost of Revenues

Total revenue for the six months ended March 31, 2013 and 2012, was $39,500 and $25,650, respectively, representing an increase of $13,850 or 54.0%.

Cost of revenues for the six months ended March 31, 2013 and 2012, was $23,983 and $9,525, respectively, representing an increase of $14,458 or 151.8%.   The increase was primarily due to additional independent contractor work on engagements and increases in revenue.    Gross profit as a percentage of total revenue for the six months ended March 31, 2013 and 2012, was 39.3%, and 62.9%, respectively, representing and decrease of 37.5%.   The decrease was primarily due to additional contract labor costs in delivering client services.

Operating Expenses

Total operating expenses for the six months ended March 30, 2013 and 2012, were $80,453 and $34,013 respectively, representing an increase of $46,440 or 136.5%. The increase was primarily due to increased professional fees.

Other Expenses

Total other expenses for the six months ended March 31, 2013 and 2012, were $7,603 and $363, respectively.   The increase was do to increased interest expense from additional shareholder loans.

Liquidity and Capital Resources

At March 31, 2012, we had cash of $6,053 and a working capital deficit of $138,825.   Since inception, we have raised $108,271 in equity capital and $121,500 in debt.

We had a total stockholders’ deficit of $138,825 and an accumulated deficit of $247,096 as of March 31, 2013.

We had $76,970 in net cash used in operating activities for the six months ended March 31, 2013, which included $72,606 in net loss.   Cash flows used in operating activities included changes in operating assets and liabilities totaling $4,364.

We had $80,000 of net cash provided by financing activities for the three months ended, which was a loan from a shareholder.

As of March 31, 2013, we did not have any fixed operating expenses.  However, over the next twelve months we expect to hire employees both to deliver our services as well as perform other administrative and operating activities. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.   In the event that our revenues from operations are insufficient to meet our working capital needs, we would need to either borrow funds from our officers or raise additional capital through equity or debt financings.  We expect our current officers will be willing and able to provide such additional capital.   However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

Revenue Recognition

The Company derives its revenue from the sale of marketing consulting services through both recurring subscription based arrangements and custom consulting projects. The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.   Where applicable, the Company will also look to include performance-based compensation upside in its agreements whereby the Company will share in customer’s incremental increases in revenue (“Revenue Sharing Arrangements”).  As of March 31, 2013, the Company has not established any Revenue Sharing Arrangements.

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

ONTARGET 360 GROUP INC

Dated: May 13, 2013	By:	/s/ Howard Kaplan
Howard Kaplan
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Howard Kaplan	Chief Executive Officer, Chief Accounting Officer & Chairman	May 13, 2013
Howard Kaplan