Form 10-Q
period 2013-06-30
OnTarget360 Group, Inc.
filed 2013-08-14
CIK 1506385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________ .

Commission file number: 333-170828

Ontarget360 Group Inc.
 (Exact name of registrant in its charter)

Delaware	27-1662812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24/F, Wyndham Place, 40-44 Wyndham Street, Central, Hong Kong
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 852-2258-6888

2490 Black Rock Turnpike #344, Fairfield CT, 06825
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 14, 2013
Common Stock, $0.001 par value per share	3,454,520 shares

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.

ONTARGET360 GROUP, INC
CONDENSED BALANCE SHEETS
JUNE 30, 2013 AND SEPTEMBER 30, 2012

	(Unaudited)
	6/30/13	9/30/12

ASSETS
CURRENT ASSETS:
Cash	$1,173	$3,023
Accounts receivable, net	-	3,500
TOTAL CURRENT ASSETS	1,173	6,523

TOTAL ASSETS	$1,173	$6,523

LIABILIATIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$18,567	$28,579
Accrued interest	13,311	2,063
Due to shareholder	121,500	41,500
Income tax payable	-	600
TOTAL CURRENT LIABILITIES	153,378	72,742

TOTAL LIABILITIES	153,378	72,742

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value, 10,000,000 shares authorized,
3,454,520 shares issued and outstanding.	3,455	3,455
Additional paid-in capital	104,816	104,816
Retained deficit	(260,476)	(174,490)
TOTAL STOCKHOLDERS' DEFICIT	(152,205)	(66,219)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,173	$6,523

See accompanying condensed notes to interim financial statements.

ONTARGET360 GROUP INC
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
JUNE 30, 2013 AND 2012

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Custom professional service revenues	$-	$-	$500	$10,650
Monthly subscription fees	7,500	37,167	46,500	50,667
Monthly subscription fees - related party	-	-	-	1,500
Total Revenues	7,500	37,167	47,000	62,817

Cost of revenues	3,315	17,884	27,298	19,409
Cost of revenues from a related party	-	2,000	-	11,000
Gross Profit	4,185	17,283	19,702	32,408

Operating expenses:
Marketing and sales		10,285	-	10,285
General and administrative	13,967	35,113	91,420	60,126
General and administrative costs from a related party	-	12,000	3,000	20,000
Total operating expenses	13,967	57,398	94,420	90,411

Other (income) expenses
Interest expense	3,645	607	11,248	1,000
Change in the fair value of derivative liability	-	(725)	-	(755)
Total other expenses (income)	3,645	(118)	11,248	245

Loss before taxes	(13,427)	(39,997)	(85,966)	(58,248)
Income tax provision(benefit)	(46)	-	20	400

Net loss	$(13,381)	$(39,997)	$(85,986)	$(58,648)

Net loss per share - basic
Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.01)

Weighted number of shares outstanding -
Basic and diluted	3,454,520	3,454,520	3,454,520	3,339,534

See accompanying condensed notes to interim financial statements.

ONTARGET360 GROUP INC
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
FROM SEPTEMBER 30, 2011 THROUGH JUNE 30, 2013

	Preferred Stock		Common		Paid-In	Sub	Retained	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Rec'b	(Deficit)	(Deficit)

Balance September 30, 2011	-	$-	3,149,000	$3,149	$71,101	$-	$(90,499)	$(16,249)

Stock issued for services			255,520	256	12,520			12,776
Sale of stock, net of offering costs			50,000	50	21,950			22,000
Fair value of warrant issued with debt					(24,941)			(24,941)
Reclassification of derivative liability to stockholders' equity					24,186			24,186
Net loss for period							(83,991)	(83,991)

Balance September 30, 2012		$-	3,454,520	$3,455	$104,816	$-	$(174,490)	$(66,219)

Net loss for period							(85,986)	(85,986)

Balance June 30, 2013	-	$-	3,454,520	$3,455	$104,816	$-	$(260,476)	$(152,205)

See accompanying condensed notes to interim financial statements.

ONTARGET360 GROUP, INC
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
JUNE 30, 2013 AND 2012

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,986)	$(58,648)
Adjustments to reconcile net loss to cash used in operating activities:

Provision for doubtful accounts	-	3,000
Stock based compensation	-	12,776
Change in derivative liability	-	(755)

Change in operating assets and liabilities:
Accounts receivable	3,500	(5,500)
Accrued interest	11,248	-
Income tax payable	(600)	-
Accounts payable and accrued expenses	(10,012)	(7,021)
Net cash used in operating activities	(81,850)	(56,148)

CASH FLOW FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	-	22,000
Loan from shareholder	80,000	26,500
Net cash provided by financing activities	80,000	48,500

NET INCREASE (DECREASE) IN CASH	(1,850)	(7,648)

CASH AND CASH EQUIVALENTS at beginning of period	3,023	14,622
CASH AND CASH EQUIVALENTS at end of period	$1,173	$6,974

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities
Reclassification of derivative liability to stockholders' equity	$-	$24,186

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

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $260,476 and has a working capital deficiency of $152,205 at June 30, 2013. Our ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

We need to either borrow funds from our majority shareholder or raise additional capital through equity or debt financings. We expect our current majority shareholder will be willing and able to provide such additional capital. However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

Accounts Receivable

The Company’s accounts receivable are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. At June 30, 2013, the allowance for potential credit losses was $0. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. Payment terms are immediately upon receipt of invoice. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates.

Revenue Recognition

The Company derives its revenue from the sale of marketing consulting services through both recurring subscription based arrangements and custom consulting projects. The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers. Where applicable, the Company will also look to include performance-based compensation upside in its agreements whereby the Company will share in customer’s incremental increases in revenue (“Revenue Sharing Arrangements”). As of June 30, 2013, the Company has not established any Revenue Sharing Arrangements.

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

Earnings per share

Earnings per share, in accordance with the provisions of ASC 260-10, Earnings Per Share, is computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Potentially dilutive securities at June 30, 2013 consist of 82,500 common stock purchase warrants. A separate computation of diluted earnings per share is not presented as its effect would have been anti-dilutive.

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

The Notes have a 12% interest rate and, unless paid off by the Company in advance, mature one year from issuance (“Maturity”). Interest is payable six months from issuance date and then at Maturity. The Notes have no prepayment penalty. For the nine months ended June 30, 2013 and 2012, the Company recorded interest expense of $11,248 and $1,000, respectively. On January 5, 2013, the note holder waived the events of default until the sooner of a change in control of the company or September 29, 2013.

Note 4. Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 10,000,000 shares of common stock and 5,000,000 shares of preferred stock both with par value of $0.001. The Company had 3,454,520 shares of common stock issued and outstanding as of June 30, 2013 and September 30, 2012

Note 5. Commitments and Contingencies

Through a perpetual licensing agreement with FN Implementation and Financing Partners, Inc (“FNIFP”) (the “Licensing Agreement”) dated as of December 31, 2009, the Company was granted full access and use to the proprietary reporting methodology to AccountMETRICing Architecture™(“AAI”). AAI is a reporting system that is built on the specific needs of clients to understand and manage key performance indicators related to their business. Under the Licensing Agreement the Company will payout a 5% royalty on all clients that specifically utilize the reporting methodology along with the other services provided by the Company. No royalty fees have been earned from inception through June 30, 2013.

Other than the royalties to be paid under the perpetual licensing arrangement the Company has no leases or other written contractual agreements.

Note 6. Related Party Transaction and Arrangements

FN Implementation & Financing Partners, Inc. (“FNIFP”)

Pursuant to a consulting agreement (the “Consulting Agreement”) dated December 15, 2009, the Company entered into an arrangement with FNIFP to provide certain general accounting, finance, legal and client advisory and delivery assistance. The amounts of payment vary according to services provided. For the nine months ended June 30, 2013 and 2012 the Company recorded $3,000 and $31,000, respectively for these various services. At June 30, 2013 the Company did not owe any money to FNIFP for these services. For the nine months ended June 30, 2013 and 2012 $0 and $11,000 of FNIFP’s fees has been allocated to cost of revenue and $3,000 and $20,000 has been allocated to General and administrative expenses, respectively

We have also entered into our Perpetual Licensing Agreement with FNIFP. As of June 30, 2013 no royalties under the licensing agreement have been paid.

Cobble Hill Interactive LLC (“CHI”)

Pursuant to a consulting agreement (the “Consulting Agreement”) dated January 1, 2012, the Company entered into an arrangement with CHI to provide certain client services and contractor management. CHI is an entity owned by the Company’s Chief Executive and Financial Officer. For the nine months ended June 30, 2013 and 2012 the Company recorded $3,000 and $12,000 respectively for these various services. For the nine months ended June 30, 2013 and 2012, $3,000 and $5,000 have been allocated to general and administrative expenses, respectively and $0 and $7,000 have been allocated to cost of goods sold, respectively. At June 30, 2013 the Company did not owe any money to CHI for these services.

Note 7. Subsequent Events

On July 19, 2013, Xpress Group, Ltd., a Hong Kong company ("Xpress") purchased an aggregate of 3,279,520 shares (the "Shares") of Ontarget360 Group, Inc.'s (the "Company") common stock representing approximately 94.9% of its issued and outstanding common stock, representing a change in control of the Company.    As part of the agreement, the majority shareholder forgave all promissory notes listed in Note 3 above.  The aggregate amount of the promissory notes forgiven by the majority shareholder was $121,500 plus accrued interest of $13,311.

As part of the purchase by Xpress, all holders of convertible warrants to purchase common shares of the Company agreed to cancel their warrants. As of July 19, 2013, there are no outstanding convertible warrants to purchase any securities of the Company.

Xpress used funds from its working capital to acquire the Shares.

On July 19, 2013 the Company's board of directors appointed Conn Flanigan as its Chief Executive Officer, Chief Financial Officer and a director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal. The Company has not entered into any compensation arrangements with Mr. Flanigan.

Following the appointment of Mr. Flanigan as an officer and director of the Company, Howard Kaplan resigned his position as our Chief Executive Officer, Chief Financial Officer and Director effective as of July 19, 2013.

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

General and Trends in the Industry

It's easy to see why business owners & stakeholders love the web. Yesterday's brick & mortar storefronts, with their high costs, are replaced today with just-in-time inventory & a target market anywhere UPS ships. Reaching a mass market, once needing a Fortune 500 ad budget, is now accessible on a performance basis replacing the wasted ad dollar with a more effective one. But more than just putting downward pressure on costs, and expanding reach to customers is the simple fact that the web is where the customer shops & buys… and buy they do, to the tune of 1/2 a trillion dollars annually. Business owners chasing this revenue quickly realize there are people & tools out there to help a lot of them, and new capabilities coming to the market every day. These service providers lick their chops thinking of all the businesses out there spending billions of dollars annually on advertising, and even billions more supporting those ad buys.

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

Results of Operations

Summary of Key Results

For the unaudited three months ending June 30, 2013 and 2012

Revenues and Cost of Revenues

Total revenue for the three months ended June 30, 2013 and 2012, was $7,500 and $37,167, respectively, representing a decrease of $29,667 or 79.8%. The decrease was due to the loss of two clients.

Cost of revenues for the three months ended June 30, 2013 and 2012, was $3,315 and $19,884, respectively, representing a decrease of $16,569 or 83.3%. The decrease was primarily due to a reduction of independent contractor work related to the decreases in revenue. Gross profit as a percentage of total revenue for the three months ended June 30, 2013 and 2012, was 55.8%, and 46.5%, respectively, representing an increase of 9.3%. The increase was primarily due to reduced contract labor costs in delivering client services.

Operating Expenses

Total operating expenses for the three months ended June 30, 2013 and 2012, were $13,967 and $57,398 respectively, representing an decrease of $43,431 or 75.7%. The decrease was primarily due to decreased professional fees and related party costs.

Other Expenses (Income)

Total other expenses (income) for the three months ended June 30, 2013 and 2012, were $3,598 and $(118), respectively. The increase was due to increased interest expense from shareholder loans.

For the unaudited nine months ending June 30, 2013 and 2012

Revenues and Cost of Revenues

Total revenue for the nine months ended June 30, 2013 and 2012, was $47,000 and $62,817, respectively, representing a decrease of $15,817 or 25.2%. The decrease was due to the loss of two clients.

Cost of revenues for the nine months ended June 30, 2013 and 2012, was $27,298 and $30,409, respectively, representing a decrease of $3,111 or 10.2%. The decrease was primarily due to reduced independent contractor work on engagements related to decreases in revenue. Gross profit as a percentage of total revenue for the nine months ended June 30, 2013 and 2012, was 41.9%, and 51.6%, respectively, representing and decrease of 9.7%. The decrease was primarily due to additional contract labor costs in delivering client services, offset by a reduction in related party costs.

Operating Expenses

Total operating expenses for the nine months ended June 30, 2013 and 2012, were $94,420 and $90,411 respectively, representing an increase of $4,009 or 4.4%. The increase was primarily due to increased professional fees.

Other Expenses

Total other expenses for the nine months ended June 30, 2013 and 2012, were $11,248 and $245, respectively. The increase was due to increased interest expense from shareholder loans.

Liquidity and Capital Resources

At June 30, 2012, we had cash of $1,173 and a working capital deficit of $152,205. Since inception, we have raised $108,271 in equity capital and $121,500 in debt.

We had a total stockholders’ deficit of $152,205 and an accumulated deficit of $260,476 as of June 30, 2013.

We had $81,850 in net cash used in operating activities for the nine months ended June 30, 2013, which included $85,986 in net loss. Cash flows used in operating activities included changes in operating assets and liabilities totaling $4,136.

We had $80,000 of net cash provided by financing activities for the nine months ended, which was a loan from a shareholder.

As of June 30, 2013, we did not have any fixed operating expenses. However, over the next twelve months we expect to hire employees both to deliver our services as well as perform other administrative and operating activities. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. In the event that our revenues from operations are insufficient to meet our working capital needs, we would need to either borrow funds from our officers or raise additional capital through equity or debt financings. We expect Xpress will be willing and able to provide such additional capital. However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

Revenue Recognition

The Company derives its revenue from the sale of marketing consulting services through both recurring subscription based arrangements and custom consulting projects. The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers. Where applicable, the Company will also look to include performance-based compensation upside in its agreements whereby the Company will share in customer’s incremental increases in revenue (“Revenue Sharing Arrangements”). As of June 30, 2013, the Company has not established any Revenue Sharing Arrangements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings. Management is not aware of any legal proceedings proposed to be initiated against us. However, from time to time, we may become subject to claims and litigation generally associated with any business venture operating in the ordinary course.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith
**
XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTARGET 360 GROUP INC

Dated: August 14, 2013	By:	/s/ Conn Flanigan
Conn Flanigan
Chief Executive Officer, (principal executive officer) and Chief Accounting Officer (principal financial accounting officer)