Form 10-K
period 2013-09-30
OnTarget360 Group, Inc.
filed 2014-01-23
CIK 1506385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013.

OR

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to___________.

Commission file number: 333-170828

ONTARGET360 GROUP INC..
(Name of small business issuer in its charter)

Delaware	27-1662812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24/F, Wyndham Place, 40-44 Wyndham Street, Central, Hong Kong
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 852-2258-6888

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

Large accelerated filter	☐		Accelerated filter	☐

Non-accelerated filter	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding January 22, 2014
Common Stock, $0.001 par value per share	3,454,520 shares

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

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Corporate History

Ontarget360 Group Inc. (formerly CWS Marketing & Finance Group Inc.) (the “Company”) incorporated on December 4, 2009.  Prior to July 19, 2013, the Company’s strategy was to operate as an interactive marketing agency that provided people, processes and tools to help clients improve the results generated by their marketing efforts.  The services included both interactive market optimization and website implementation services, including website design and technology support including point of purchase capabilities and driving website traffic.

On September 1, 2011, the Securities & Exchange Commission declared the Company’s Form S-1 filing effective and the Company became a reporting entity.

On July 19, 2013, Heng Fai Enterprises, Limited, a Hong Kong company (f/k/a Xpress Group, Limited) (“Heng Fai Enterprises”) purchased an aggregate of 3,279,520 shares (the “Shares”) of the Company’s common stock, representing approximately 94.9% of its issued and outstanding common stock.  Of these shares, 2,693,000 shares were acquired from CFO Managed Fund I, LLC for $218,275, 138,000 shares were acquired from Howard Kaplan, the Company’s former Chief Executive Officer and Director for $11,185; 153,312 shares were acquired from Metacomet Company, LLC for $12,439, 102,208 shares were acquired from GRC Ventures I, LLC for $8,282, 143,000 shares were acquired from Chris Neuert for $11,587 and 50,000 shares were acquired from Chris Guaquie for $4,051.

On July 19, 2013, the Company’s board of directors appointed Conn Flanigan as its Chief Executive Officer, Chief Financial Officer and a director to hold office until the next annual meeting of stockholders and until his successor is duly elected and qualified or until his resignation or removal.  The board of directors appointed Mr. Flanigan in recognition of the importance of his abilities to assist the Company in expanding its business and the contributions he can make to its strategic direction.

Upon the appointment of Mr. Flanigan as an officer and director of the Company, Howard Kaplan resigned his positions as the Company’s Chief Executive Officer, Chief Financial Officer and Director effective as of July 19, 2013.

On November 11, 2013, the board of directors of the Company appointed Mr. Fai H. Chan and Mr. Tong Wan Chan as directors to hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified or until their resignation or removal.  The board of directors appointed Mr. Fai H. Chan and Mr. Tong Wan Chan in recognition of their abilities to assist the Company in expanding its business and the contributions they can make to its strategic direction.  Neither Mr. Fai H. Chan nor Mr. Tong Wan Chan has been appointed to any board committees.

Business Overview (Prior to July 19, 2013)

Prior to July 19, 2013, the Company’s focus was on the small and mid-size enterprises (“SMBs”) market that needs to generate more revenue utilizing the Internet sales channel.

Through its proprietary, vendor and technology agnostic decision support system, the Company planned to deliver a unified interactive marketing solution.  We refer to the comprehensive approach as the Ontarget360 Implementation+ Program (the “Program”).  The Program offered businesses a single point of entry to an array of online services that helped drive their business.  The Company’s longer-term objective was to become an application service provider, or ASP, offering customers an all-inclusive offering on an affordable subscription basis with simple and predictable pricing levels.  The Company’s initial activities focused on developing a delivery service model and establishing third party service providers that would enable the business to scale as the client base grew.

Business Overview (After July 19, 2013)

Upon the acquisition by Heng Fai Enterprises of 94.9% of the outstanding shares of our common stock, and the ensuing changes in our board of directors and management as described above under “Corporate History,” we wound down our interactive marketing agency business and began to undertake a new strategy focused on acquiring and managing single-family residential properties (“SFRs”) operated as rental properties.  We intend to operate the Company in a manner that will allow is to qualify and elect to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  As a result of our abandonment of our prior interactive marketing agency business in July 2013, we had no material operations from July 2013 through the end of our fiscal year ended September 30, 2013.

During the time period between Heng Fai Enterprises’ acquisition and the fiscal year ended September 30, 2013, the Company began developing its new SFR strategy and evaluating the REIT tax structure. In connection with its plan to qualify and elect to be taxed as a REIT, the Company plans to re-domicile from Delaware to Maryland, which is the most common state domicile for REITs.  The Company will also rename itself as American Housing REIT Inc.  To accomplish this re-domicile, the Company initiated a merger.  On September 13, 2013, American Housing REIT Inc., a Maryland corporation that is wholly owned by Heng Fai Enterprises, our 94.9% stockholder, was incorporated for the sole purpose of facilitating the Company’s reincorporation in Maryland.  Our board of directors unanimously approved the adoption of a proposal that we merge into and with American Housing REIT Inc. (the “Merger”).  On October 11, 2013, upon the recommendation of our board of directors, Heng Fai Enterprises, the holder of approximately 94.9% our outstanding common stock and voting power, signed a written consent approving the Merger.  As a result, the Merger has been approved and neither a meeting of our stockholders nor additional written consents are necessary.

The Company plans to focus on SFRs as main real estate asset in its acquisition strategy.  Subsequent to September 30, 2013, we have entered into two contracts to acquire 42 SFRs and have closed on 29.  We anticipate closing the remaining 13 in the quarter ended March 31, 2014.  These SFRs are located in the Dallas, TX and Houston, TX markets.  On November 25, 2013, the Company entered into a master Purchase and Sale Agreement with American Real Estate Investments, LLC to purchase a portfolio of 37 SFRs.  The aggregate purchase price for the properties was $5,215,000.  As of December 31, 2013 we had closed on 24 of the 37 SFRs.  On December 27, 2013 the Company acquired five SFRs from two parties.  The aggregate purchase price was $498,935.

Since July 19, 2013, the Company has been financed by Heng Fai Enterprises, its majority shareholder.  Subsequent to September 30, 2013, Heng Fai Enterprises loaned the Company $5,275,000 to acquire 37 SFRs and another $498,935 to acquire 5 SFRs.  Additionally, Heng Fai Enterprises has loaned the Company funds to pay the Company’s third party professionals.  All of these loans carry zero interest and have an indefinite term, but are callable by Heng Fai Enterprises at any time.

Although the Company remains reliant on Heng Fai Enterprises for capital, the Company expects to seek third party financing in 2014. We currently have no agreements to obtain loans or lines of credit through any third parties. The inability to raise funds through third parties may negatively impact our company.

We plan on electing to be taxed as a REIT for federal income tax purposes beginning in 2014.   REITs, are generally not be subject to federal income taxes if the Company can meet many specific requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and if we create a Taxable REIT Subsidiary (”TRS”), the TRS will be subject to federal, state and local taxes on its income at regular corporate rates.

Our Strategy

Since July 19, 2013, we have been focused on building a real estate acquisition and management platform to acquire and manage SFRs operated as rental properties.  The Company’s main business objective is to purchase SFRs that are currently leased.  We believe that there is a large supply of SFRs that can be acquired at very attractive prices.  By acquiring SFRs that have current leases, we can immediately begin receiving revenue related to each SFR we purchase and avoid initial vacancies and initial costs related to locating and contracting tenants.  While it is not our current strategy, we may also acquire SFRs that are vacant and make modest renovations before we lease the properties.

We currently source SFRs through third parties.  These third parties present both leased and vacant SFRs to us for purchase.  We have identified several sources of leased SFRs and continue to search for new sources.  The acquired SFRs have been through significant property inspection.  Our review of the SFR also includes a valuation of the lease, including term, rent, and tenant creditworthiness.

Employees

We currently have one executive officer, Conn Flanigan, and no employees.  Mr. Flanigan is our Chief Executive Officer and Chief Financial Officer.  He is responsible, under the supervisions of our board of directors, for the operations and business development efforts of our Company.  We expect to expand our management team and employee base during 2014.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  DESCRIPTION OF PROPERTY.

Our principal office in the United States is located at 1601 Blake Street, Suite 310, Denver, CO 80202.  We lease this space for approximately $1100 monthly.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

There is presently no established public trading market for our shares of common stock.  Our common stock has been approved for quotation on the OTC Bulletin Board under the ticker symbol ONTG though we expect a new ticker symbol as part of the name change to American Housing REIT Inc.  However, we can provide no assurance that a public market for our common stock will materialize.

Holders of Our Common Stock

As of the date of filing we had 39 stockholders of our common stock.

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

Recent Sales of Unregistered Securities

We did not issue any shares of common stock during the year ended September 30, 2013.

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

On July 19, 2013, Xpress Group, Ltd., a Hong Kong company now known as Heng Fai Enterprises, Limited, (“Heng Fai Enterprises”)  purchased an aggregate of 3,279,520 common shares of the Company representing approximately 94.9% of its issued and outstanding common stock. Heng Fai Enterprises changed the business direction of the Company and intends to operate the Company in a manner that will allow is to qualify and elect to be treated as a REIT for U.S. federal income tax purposes.  During the time period between Heng Fai Enterprises’ acquisition and the fiscal year ended September 30, 2013, the Company began developing its new SFR strategy and evaluating the REIT tax structure. In connection with its plan to qualify and elect to be taxed as a REIT, the Company plans to re-domicile from Delaware to Maryland, which is the most common state domicile for REITs.  The Company will also rename itself as American Housing REIT Inc.  To accomplish this re-domicile, the Company initiated a merger.  On September 13, 2013, American Housing REIT Inc., a Maryland corporation that is wholly owned by Heng Fai Enterprises, our 94.9% stockholder, was incorporated for the sole purpose of facilitating the Company’s reincorporation in Maryland.  Our board of directors unanimously approved the adoption of a proposal that we merge into and with American Housing REIT Inc. (the “Merger”).  On October 11, 2013, upon the recommendation of our board of directors, Heng Fai Enterprises, the holder of approximately 94.9% our outstanding common stock and voting power, signed a written consent approving the Merger.  As a result, the Merger has been approved and neither a meeting of our stockholders nor additional written consents are necessary.

Prior to July 19, 2013, we had limited operations relating to our former interactive marketing agency business.  We earned revenues from professional services agreements with marketing clients.  From July 19, 2013 through September 30, 2013, we had no material operations.

Business Operations

Since July 19, 2013, we have been focused on building a real estate acquisition and management platform to acquire and manage SFRs operated as rental properties. The Company’s main business objective is to purchase SFRs that are currently leased.  We believe that there is a large supply of SFRs that can be acquired at very attractive prices.  By acquiring SFRs that have current leases, we can immediately begin receiving revenue related to each SFR we purchase and avoid initial vacancies and initial costs related to locating and contracting tenants.  While it is not our current strategy, we may also acquire SFRs that are vacant and make modest renovations before we lease the properties.

We currently source SFRs through third parties.  These third parties present both leased and vacant SFRs to us for purchase.  We have identified several sources of leased SFRs and continue to search for new sources.  The acquired SFRs have been through significant property inspection.  Our review of the SFR also includes a valuation of the lease, including term, rent, and tenant creditworthiness.

Our Properties

Subsequent to September 30, 2013, we have put 42 SFRs under contract and closed on 29.  We anticipate closing the remaining 13 in January 2014.  These SFRs are located in the Dallas, TX and Houston, TX markets.  We actively evaluate new markets to identify investment opportunities. There is no assurance that we will close on the properties we have under contract.  We currently contract with third parties to manage the SFRs.  Among other things, these managers collect rent, maintain the premises, manage relationships with current tenants, and locate new tenants when applicable.

While each SFR is subject to expenses, we seek to minimize these expenses through our contracts and relationships.  Expenses may include taxes, insurance, property management fees, repairs, maintenance, HOA fees, and overhead.

REIT Classification

We plan on electing to be taxed as a REIT for federal income tax purposes beginning in 2014.   REITs are generally not be subject to federal income taxes if the Company can meet many specific requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and if we create a Taxable REIT Subsidiary (TRS), the TRS will be subject to federal, state and local taxes on its income at regular corporate rates.

Results of Operations

Summary of Key Results

For the audited years ended September 30, 2013 and September 30, 2012

Revenues and Cost of Revenues

Total revenue for the years ended September 30, 2013 and 2012, was $47,000 and $92,500, respectively, representing a decrease of $45,500 or 96.8%. The decrease is due to the Company divesting the interactive market agency operations in the current  year.

Cost of revenues for the years ended September 30, 2013 and 2012, were $27,377, and $57,547, respectively, representing an decrease of $30,170 or 110.20%.  The decrease was primarily due to decreases in revenue.  Gross profit as a percentage of total revenue for the years ended September 30, 2013 and 2012 were 41.77%, and 36.7%, respectively, representing a increase of 5%.

Operating Expenses

Total operating expenses for the years ended September 30, 2013 and 2012, were $128,403 and $117,636, respectively, representing an increase of $10,767 or 8.39%.  The increase is due to increase professional fees.

Other (Income)/Expenses

Total other expenses for the years ended September 30, 2013 and 2012, were $(136,060) and $1,308, respectively.  This was related to the debt forgiveness.

Liquidity and Capital Resources

As of September 30, 2013.

At September 30, 2013, we had cash of $0 and a working capital deficit of $38,939.

We had a total stockholders’ deficit of $38,939 as of September 30, 2013, and an accumulated deficit as of $147,210 as of September 30, 2013.

We had $106,895 in net cash used in operating activities for the year ended September 30, 2013, which included $27,280 in net loss.

We had $103,872 of net cash provided by financing activities for the year ended September 30, 2013, which included

$93,252 in loans from the former majority shareholder and $10,620 loan from the current majority shareholder.

As of September 30, 2013, we did not have any fixed operating expenses.  However, over the next twelve months we expect to hire employees both to acquire real estate assets as well as perform other administrative and operating activities.  Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.  In the event that our revenues from operations are insufficient to meet our working capital needs, we would need to either borrow funds from our officers or raise additional capital through equity or debt financings.  We expect our majority shareholder  will be willing and able to provide such additional capital.  However, we cannot be certain that such capital (from our majority shareholder  or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business.  If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

ITEM 8.  FINANCIAL STATEMENTS.

Ontarget360 Group, Inc.

(formerly CWS Marketing & Finance Group Inc)

September 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ontarget360 Group, Inc.
(formerly CWS Marketing & Finance Group Inc)
1601 Blake Street, Suite 310
Denver, CO 80202

We have audited the accompanying balance sheet of Ontarget360 Group, Inc. (the “Company”) as of September 30, 2013, and the related statement of operations, change stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and no revenues, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
January 22, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of OnTarget360 Group, Inc.

We have audited the accompanying balance sheet of OnTarget360 Group, Inc. as of September 30, 2012 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. OnTarget360 Group, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OnTarget360 Group, Inc. as of September 30, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, NJ
January 9, 2013

Ontarget360 Group, Inc.

(formerly CWS Marketing & Finance Group Inc)

Balance Sheets

ASSETS	September 30, 2013	September 30, 2012

Current Assets

Cash	$-	$3,023
Assets from discontinued operations	-	3,500

Total Current Assets	$-	$6,523

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$28,319	$22,781
Due to related parties	10,620	-
Liabilities from discontinued operations	-	49,961

Total Current Liabilities	38,939	72,742

Stockholder’s Equity

Preferred stock Authorized: 5,000,000 shares, par value $0.001 None issued and outstanding	-	-
Common stock Authorized: 10,000,000 shares, par value $0.001 3,454,520 share issued and outstanding	3,455	3,455

Additional paid-in capital	104,816	104,816

Retained deficit	(147,210)	(174,490)

Total Stockholder’s Deficit	(38,939)	(66,219)

Total Liabilities and Stockholder’s Deficit	$-	$6,523

(The accompanying notes are an integral part of these audited financial statements)

Ontarget360 Group, Inc.

(formerly CWS Marketing & Finance Group Inc)

Statement of Operations

	Year Ended September 30, 2013	Year Ended September 30, 2012

Operating Expenses
General and administrative	50,864	44,252

Net Loss from Continuing Operations	(50,864)	(44,252)

Income (loss) from Discontinued operations	78,144	(39,739)

Net Income (Loss)	$27,280	$(83,991)

Net income (loss) per share from continuing operations- Basic and Diluted	$(0.01)	$(0.01)
Net income (loss) per share from discontinuing operations- Basic and Diluted	$0.02	$(0.01)
Net Loss Per Share – Basic and Diluted	$0.01	$(0.02)

Weighted Average Shares Outstanding	3,454,250	3,368,751

(The accompanying notes are an integral part of these audited financial statements)

Ontarget360 Group, Inc.

(formerly CWS Marketing & Finance Group Inc)

Statement of Stockholder’s Equity
For the years ended September 30, 2012 and September 30, 2013

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	(Deficit)	Total

Balance, September 30, 2011	3,149,000	$3,149	$71,101	$(90,499)	$(16,249)

Common stock issued for services	255,520	256	12,520	–	12,776

Common stock issued for cash, net of offering costs	50,000	50	21,950	–	22,000

Fair value of warrant issued with debt			(24,941)	–	(24,941)

Reclassification of derivative liability to stockholder’s equity			24,186	–	24,186

Net loss	–	–	–	(83,991)	(83,991)

Balance – September 30, 2012	3,454,250	$3,455	$104,816	$(174,490)	$(66,219)

Net Income	-	-	-	27,280	27,280

Balance – September 30, 2013	3,454,250	$3,455	$104,816	$(147,210)	$(38,939)

(The accompanying notes are an integral part of these audited financial statements)

Ontarget360 Group, Inc.

(formerly CWS Marketing & Finance Group Inc)

Statement of Cash Flows

	Year Ended September 30, 2013	Year Ended September 30, 2012

Operating Activities

Net income ( loss) for the year	$27,280	$(83,991)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in derivative liability	755	(755)
Gain on forgiveness of debt	(134,752)	-

Changes in operating assets and liabilities:
Accounts receivable	3,500	(3,500)
Accrued interest	(2,063)	2,063
Accounts payable and accrued expenses	(1,015)	11,084
Income tax payable	(600)	-

Net Cash Used in Operating Activities	(106,895)	(75,099)

Financing Activities

Proceeds from issuance of common stock	–	22,000
Borrowings on debt- former majority shareholder	93,252
Loan from shareholder	10,620	41,500

Net Cash Provided by Financing Activities	103,872	63,500

Net Increase in Cash	(3,023)	(11,599)

Cash, Beginning of Period	3,023	14,622

Cash, End of Period	–	3,023

Supplemental Disclosures

Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Schedule of Non-cash Investing and Financing Activities

Stock issued in settle of accounts payable	$–	$12,776
Reclassification of derivative liability to stockholders’ equity	$–	$24,186

(The accompanying notes are an integral part of these audited financial statements)

Note 1. The Company History and Nature of Business and Going Concern

Ontarget360 Group Inc. (formerly CWS Marketing & Finance Group Inc.) (the “Company”) incorporated on December 4, 2009.  Prior to July 19, 2013, the Company’s strategy was to operate as an interactive marketing agency that provided people, processes and tools to help clients improve the results generated by their marketing efforts.  The services included both interactive market optimization and website implementation services, including website design and technology support including point of purchase capabilities and driving website traffic.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. For the year ended September 30, 2013, the Company has incurred a net profit of $27,280 and has a working capital deficiency of $38,939. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. Since its inception, the Company has been funded primarily by its majority shareholder. It is the intention of that shareholder to continue to fund the Company on an as needed basis. This raises substantial doubt about the Company’s ability to continue as a going concern

We would need to either borrow funds from our officers or raise additional capital through equity or debt financings. We expect our current shareholders will be willing and able to provide such additional capital. However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

On July 19, 2013, Heng Fai Enterprises, Limited, a Hong Kong company (f/k/a Xpress Group, Limited) (“Heng Fai Enterprises”) purchased an aggregate of 3,279,520 shares (the “Shares”) of the Company’s common stock, representing approximately 94.9% of its issued and outstanding common stock.  Of these shares, 2,693,000 shares were acquired from CFO Managed Fund I, LLC for $218,275, 138,000 shares were acquired from Howard Kaplan, the Company’s former Chief Executive Officer and Director for $11,185; 153,312 shares were acquired from Metacomet Company, LLC for $12,439, 102,208 shares were acquired from GRC Ventures I, LLC for $8,282, 143,000 shares were acquired from Chris Neuert for $11,587 and 50,000 shares were acquired from Chris Guaquie for $4,051.

Upon the acquisition by Heng Fai Enterprises of 94.9% of the outstanding shares of our common stock, and the ensuing changes in our board of directors and management as described below the Company divested the marketing agency business and began to undertake a new strategy focused on acquiring and managing single-family residential properties (“SFRs”) operated as rental properties.  The Company intends to operate in a manner that will allow the Company to qualify and elect to be treated as a real estate investment trust (“REIT”). The Company divested the interactive marketing agency business in July 2013, and no material operations from July 2013 through the end of our fiscal year ended September 30, 2013 and has reported these results as discontinued operations.

On July 19, 2013, the Company’s board of directors appointed Conn Flanigan as its Chief Executive Officer, Chief Financial Officer and a director to hold office until the next annual meeting of stockholders and until his successor is duly elected and qualified or until his resignation or removal.  The board of directors appointed Mr. Flanigan in recognition of the importance of his abilities to assist the Company in expanding its business and the contributions he can make to its strategic direction.

Upon the appointment of Mr. Flanigan as an officer and director of the Company, Howard Kaplan resigned his positions as the Company’s Chief Executive Officer, Chief Financial Officer and Director effective as of July 19, 2013.

On November 11, 2013, the board of directors of the Company appointed Mr. Fai H. Chan and Mr. Tong Wan Chan as directors to hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified or until their resignation or removal.  The board of directors appointed Mr. Fai H. Chan and Mr. Tong Wan Chan in recognition of their abilities to assist the Company in expanding its business and the contributions they can make to its strategic direction.  Neither Mr. Fai H. Chan nor Mr. Tong Wan Chan has been appointed to any board committees.

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

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations, we reported the results of our marketing consulting services as a discontinued operation. This is discussed in Note 6 “Discontinued Operations”.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s accounts receivable are derived from direct customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses as considered necessary. At September 30, 2013, the allowance for potential credit losses was $0. The Company performs ongoing reviews of all customers that have breached their payment terms or for whom information has become available indicating a risk of non-recoverability. Payment terms are immediately upon receipt of invoice. The Company records an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses requires the use of estimates and the actual results may differ from these estimates.

Revenue Recognition

The Company derives its revenue from the sale of marketing consulting services through both recurring subscription based arrangements and custom consulting projects. The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers. Where applicable, the Company will also look to include performance-based compensation upside in its agreements whereby the Company will share in customer’s incremental increases in revenue (“Revenue Sharing Arrangements”). As of September 30, 2013, the Company has not established any Revenue Sharing Arrangements.

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

Concentration of credit and business risks

Significant customers. For the year ended September 30, 2012 the Company had two customers whose revenue was in excess of 10% of the total revenue of the Company. In fiscal 2013, two customers accounted for $46,500 or 98.9% of total revenue.  This is reflected in discontinued operations in the statement of operations.

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

Note 3. Promissory Notes

On December 30, 2011, the Company entered into a promissory note agreement with a former shareholder in the amount of $6,000. On January 9, 2012 and February 8, 2012 the Company entered into promissory note agreements with the same former shareholder in the amounts of $3,000 and $7,500, respectively (all collectively, the “Notes”).

On May 18, 2012, the Company entered into a promissory note agreement with a former shareholder in the amount of $10,000.

On July 21, 2012, the Company entered into a promissory note agreement with a former shareholder in the amount of $7,500.

On September 6, 2012, the Company entered into a promissory note agreement with a former shareholder in the amount of $7,500.

The Notes have a 12% interest rate and, unless paid off by the Company in advance, mature one year from issuance (“Maturity”). Interest is payable six months from issuance date and then at Maturity. The Notes have no prepayment penalty. For the years ended September 30, 2012, the Company recorded $2,063 in interest expense.

On July 17, 2013, as part of the agreement to change control and discontinue the prior business, the note holder agreed to cancel all the outstanding notes and accrued interest relating to the notes totaling $136,815 resulting in a gain reflected in discontinued operations.

Note 4. Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 10,000,000 shares of common stock and 5,000,000 shares of preferred stock both with par value of $0.001. The Company had 3,454,520 and 3,454,520 shares of common stock issued and outstanding as of September 30, 2013 and September 30, 2012, respectively.

In December 2011, the Company issued 255,520 shares of common stock as payment for legal services rendered in the amount of $12,776. During March 2012, as part of a private placement, the Company issued 50,000 shares of common stock to one investor.  As described below, the 255,520 shares, issued to Metacomet Company, LLC and GRC Ventures I, LLC, and the 50,000 shares, issued to Chris Gauquie, were purchased by Heng Fai Enterprises on July 19, 2013.

On July 19, 2013, Heng Fai Enterprises, Limited, a Hong Kong company (f/k/a Xpress Group, Limited) (“Heng Fai Enterprises”) purchased an aggregate of 3,279,520 shares (the “Shares”) of the Company’s common stock, representing approximately 94.9% of its issued and outstanding common stock.  Of these shares, 2,693,000 shares were acquired from CFO Managed Fund I, LLC for $218,275, 138,000 shares were acquired from Howard Kaplan, the Company’s former Chief Executive Officer and Director for $11,185; 153,312 shares were acquired from Metacomet Company, LLC for $12,439, 102,208 shares were acquired from GRC Ventures I, LLC for $8,282, 143,000 shares were acquired from Chris Neuert for $11,587 and 50,000 shares were acquired from Chris Guaquie for $4,051.

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

On July 18, 2013, Series A and Series B stock purchase warrants were all cancelled resulting in a reclass of the warrants.

Note 6. Discontinued operations

Prior to July 19, 2013, the Company’s strategy was to operate as an interactive marketing agency that provided people, processes and tools to help clients improve the results generated by their marketing efforts.  The services included both interactive market optimization and website implementation services, including website design and technology support including point of purchase capabilities and driving website traffic.  The Company plans to focus on the acquisition and management of SFRs, the result of discontinued operations of the internet marketing agency are summarized as follows:

	September 30, 2013	September 30, 2012

Assets from discontinued operations

Accounts receivable, net	$-	$3,500

Liabilities from discontinued operations

Accounts payable and accrued liabilities	-	5,798
Due to related parties	-	41,500
Accrued interest	-	2,063
Income tax payable	-	600

Total Liabilities	$-	$49,961

	Year Ended September 30, 2013	Year Ended September 30, 2012
Revenues
Custom professional service revenues	$500	$8,500
Monthly subscription fees	46,500	84,000

Total Revenues	47,000	92,500

Cost of revenues	27,377	47,547
Cost of revenues from related party	-	11,000

Gross Profit	19,623	33,953

Operating Expenses
Marketing and sales	-	18,925
General and administrative	74,518	21,809
General and administrative costs from a related party	3,000	31,000

Total Operating Expenses	77,518	71,734

Loss from operations	(57,895)	(37,781)

Other (income) expenses
Interest expense	(2,063)	2,063
Change in the fair value of derivative liability	755	(755)
Debt Forgiven	(134,752)	-

Total Other Expenses	(136,060)	1,308

Income (Loss) before taxes	78,165	(39,089)

Income tax provision	19	650

Income (Loss) from Discontinued Operations	$78,144	$(39,739)

Note 7. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Years Ended
	Sept 30, 2013	To Sept 30, 2012
Current
Federal	-	-
State and local	-	1,725
Total current tax provision	-	1,725

Deferred
Federal	-	-
State	-	-
Total deferred tax provision (benefit)	-	-

Total tax provision	$-	$1,725

	Years Ended
Temporary differences:	Sept 30, 2013	Sept 30, 2013
Deferred Tax Assets:
Net operating loss carry-forward at 34% and 28%, respectively	17,500	59,327
Less: valuation allowance	(17,500)	(59,327)
Deferred tax assets	-	-

Deferred tax liabilities	-	-
Net deferred tax asset	$-	$-

The Company had federal and state net operating loss carry forwards of approximately $50,000, as of September 30, 2013. The tax loss carry forwards are available to offset future taxable income with the federal and state carry forwards beginning to expire in 2026. The realization of the tax benefits are subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is not likely that its net deferred tax assets will ultimately be recovered and, accordingly, recorded a valuation allowance was recorded as of September 30, 2013 and 2012.  Additionally, under IRS Section 382 Net Operating Losses incurred prior to a change in ownership can be limited. Such a change took place for the Company this fiscal year resulting in estimated forfeiture of all Net Operating Losses incurred prior to the change in control.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% and 28%, respectively, is as follows:

	Years Ended
	Sept 30, 2013		Sept, 30 2012

Expected income tax benefit(loss) at statutory rate of 34% and 28%, respectively	$(17,500)		$(28,336)
State and local tax benefit, net of federal		-	650
Change in valuation account	17,500		28,336
Income tax expense		$-	$650

Note 8. Commitments and Contingencies

Through a perpetual licensing agreement with FN Implementation and Financing Partners, Inc (“FNIFP”) (the “Licensing Agreement”) dated as of December 31, 2009, the Company was granted full access and use to the proprietary reporting methodology to AccountMETRICing Architecture™(“AAI”). AAI is a reporting system that is built on the specific needs of clients to understand and manage key performance indicators related to their business. Under the Licensing Agreement the Company will payout a 5% royalty on all clients that specifically utilize the reporting methodology along with the other services provided by the Company. No royalty fees have been earned from inception through September 30, 2013.  As part of the discontinued operations, the Company is not pursuing any opportunities with FNIFP, including the Licensing Agreement, AAI, or the royalties from clients.  The Company has no obligations under the Licensing Agreement.

Our principal office in the United States is located at 1601 Blake Street, Suite 310, Denver, CO 80202.  We lease this space for approximately $1100 monthly.  Other than the royalties to be paid under the perpetual licensing arrangement the Company has no leases or other written contractual agreements.

Note 9. Related Party Transaction and Arrangements

FN Implementation & Financing Partners, Inc. (“FNIFP”)

Pursuant to a consulting agreement (the “Consulting Agreement”) dated December 15, 2009, the Company entered into an arrangement with FNIFP to provide certain general accounting, finance, legal and client advisory and delivery assistance. The amounts of payment vary according to services provided. For the years ended September 30, 2013 and 2012 the Company recorded $ 3,000 and $19,000, respectively for these various services. At September 30, 2013 the Company did not owe any money to FNIFP for these services. For the years ended September 30, 2013 and 2012, $NIL and $6,000 of FNIFP’s fees has been allocated to cost of revenue and $3,000 and $13,000 have been allocated to general and administrative expenses, respectively. As part of the discontinued operations, the Company is no longer pursuing any opportunities with FNIFP. As part of the change in control FNIFP is no longer a related party and these expenses are presented in discontinued operations.

We have also entered into our Perpetual Licensing Agreement with FNIFP. As of September 30, 2013 no royalties under the licensing agreement have been paid.

We had a service contract with a client where a former related party to a shareholder acts in a management capacity. Under the terms of the contract the client pays a monthly subscription fee for professional services and access to AccountMetricing Architecture. For the years ended September 30, 2013 and 2012, the Company recorded $0 and $0, respectively, in income.

Pursuant to a consulting agreement (the “Consulting Agreement”) dated January 1, 2012, the Company entered into an arrangement with CHI to provide certain client services and contractor management. CHI is an entity owned by the Company’s former Chief Executive Officer. For the years ended September 30, 2013 and 2012 the Company recorded $0 and $23,000, respectively for these various services. For the years ended September 30, 2013 and 2012, $0 and $5,000 of CHI’s fees has been allocated to cost of revenue and $0 and $18,000 have been allocated to general and administrative expenses, respectively. At September 30, 2013 the Company did not owe any money to CHI for these services.

As part of the Private Placement which terminated on March 31, 2012, the Company paid the FINRA registered broker dealer (the “Placement Agent”) a cash fee of $3,000, and, issued 5,000 Series A and 2,500 Series B stock purchase warrants with terms the same as the Warrants issued to the investors. The Placement Agent is a company that is owned by the husband of the Company’s former major shareholder.

During the fiscal year 2013, the Company borrowed $10,620 from Heng Fai Enterprises, a Company under common control. The amount due is unsecured, due on demand, and does not bear interest.

Note 10. Subsequent Events

On November 25, 2013, the Company entered into a Master Purchase and Sale Agreement (the “Agreement”) with American Real Estate Investments, LLC, a Missouri limited liability company (the “Seller”) to purchase a portfolio of 37 single family houses (the “Properties”). The Properties are all located in the Dallas, Texas and Houston, Texas metropolitan regions. The aggregate purchase price for the Properties is $5,215,000. Heng Fai Enterprises, a Company under common control,   loaned the Company $5,275,000, to acquire 37 SFRs and pay closing costs.  The loan is unsecured, due on demand, and bears no interest.

Under the Agreement, the Company has the right to exclude individual properties that the Company does not wish to purchase for any reason (the “Excluded Properties”). The Company must notify Seller in writing of any Excluded Properties within 60 days after the date of the Agreement. The purchase price will be reduced by the value of any Excluded Properties.  As of the date of this report, the Company has closed on 24 of the 37 homes and paid $3,551,000 for these properties as of the date of the filing.

The Seller agreed to provide a full coverage maintenance warranty for a period of 180 days after closing which covers all workmanship and maintenance issues, including appliances, without any co-pay or deductible required from the Company when and if such warranty is used. The warranty is transferable to a new owner if the Company decides to sell the property within the warranty period, but the warranty cannot be extended.

The Company and the Seller will mutually agree on a closing date for each of the non-Excluded Properties, such date not to occur later than 60 days after the date of the Agreement.

The foregoing summary of the Agreement does not purport to be complete and is qualified in its entirety by reference to the actual text of the Agreement.

The Agreement is subject to closing conditions and other terms and conditions customary for real estate transactions and no assurances can be given that the transactions contemplated by the Agreement will close during the fourth quarter of 2013 or at all. The Agreement contains representations and warranties of the parties thereto made to and solely for the benefit of each other, and such representations and warranties should not be relied upon by any other person. The assertions in those representations and warranties were made solely for purposes of the transactions contemplated by the Agreement and are subject to important qualifications and limitations agreed to by and between the parties in connection with Agreement. Accordingly, security holders should not rely on the representations and warranties as accurate or complete in characterization of the actual state of facts as of any specified date because such representations and warranties are modified in important part by the underlying disclosure schedules, are subject to a contractual standard of materiality different from that generally applicable to security holders and were used only for the purpose of conducting certain due diligence inquiries and allocating risks and not for establishing all material facts with respect to the matters addressed.

On December 10, 2013, the Company entered into a transaction with JMM Enterprises and DMJ Corporation to purchase five SFRs for $498,935.   On or about December 27, 2013, the Company borrowed $498,935 from Heng Fai Enterprises, a Company under common control to fund this transaction.  The loan is unsecured, due on demand, and bears no interest.  On December 27, 2013, the Company closed on the five SFRs

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No events occurred that require disclosure under Item 304(b) of Regulation S-B.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of September 30, 2013.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of September 30, 2013 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.  The CFO and CEO determined that at September 30, 2013, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

Remediation of Material Weakness in Internal Controls Over Financial Reporting

Because of the material weakness described above, we continued to use the services of Mr. William Schloth, and engaged Julia Y. Ding & Company, who assist with the financial reporting areas of the Company.  Mr. Schloth is the spouse of the sole owner of the former majority shareholder, CFO Managed Fund I LLC.  Furthermore, as the operation grows, the Company intends to hire an independent contractor to continue processing the financial information of the Company and the related public reporting.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages and positions as of the date of this annual report are listed below.

Name	Age	Position Held with our Company

Conn Flanigan	45	Chief Executive Officer and Chief Financial Officer

Conn Flanigan has served as General Counsel with eBanker Corporate Services, Inc., a Colorado subsidiary of Heng Fai Enterprises  since 2007.  From 2000 to 2007 Mr. Flanigan served as Corporate Counsel to eVision Corporate Services, Inc., a Colorado subsidiary of Heng Fai Enterprises. Mr. Flanigan received a B.A. in International Relations from the University of San Diego in 1990 and a Juris Doctor Degree from the University of Denver Sturm College of Law in 1996.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Name & Principal Position	Year	Payments ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Conn Flanigan, CEO & CFO (1)	2013	0

We do not currently have a stock option plan, non-equity incentive plan or pension plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 30, 2013, certain information with respect to the beneficial ownership of the Company’s common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers and the directors and executive officers as a group.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock underlying options or warrants which are currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Position with the Company	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common	Heng Fai Enterprises, Limited 24/F Wyndgate Place 40-44 Wyndgate Street Central Hong Kong, SAR, PRC		3,279,520	94.9%

Common	Fai H. Chan(2) 24/F Wyndgate Place 40-44 Wyndgate Street Central Hong Kong, SAR, PRC		3,279,520	94.9%

(1)
Based on 3,454,520 shares of common stock as of September30, 2013.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)
Fai H. Chan’s indirect ownership is through Heng Fai Enterprises, Limited.  Fai H. Chan is the Managing Chairman, and a beneficial owner of more than 5% of the common shares, of Heng Fai Enterprises, Limited.  Mr. Chan disclaims beneficial ownership of the shares of common stock of our Company owned by Heng Fai Enterprises, Limited other than the shares in which he has an indirect pecuniary interest.

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

Through a perpetual licensing agreement with FNIFP (the “Licensing Agreement”) dated as of December 31, 2009, the Company was granted full access and use to the proprietary reporting methodology to AccountMETRICing ArchitectureTM(“AAI”).  AAI is a reporting system that is built on the specific needs of clients to understand and manage key performance indicators related to their business.  Under the Licensing Agreement the Company will payout a 5% royalty on all clients that specifically utilize the reporting methodology along with the other services provided by the Company.  No royalty fees have been earned from inception through September 30, 2012.

Director Independence

Our determination of independence of directors is made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of FINRA and as such we have determined that none of our directors qualify as an independent director

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table indicates the fees paid by us for services performed for the years ended September 30, 2013 and 2012:

	Year Ended Sept 30, 2013	Year Ended Sept 30, 2012

Audit Fees	$7,000	$15,500
Tax Fees	0	0
All Other Fees	0	0

Total	$7,000	$15,500

Audit Fees.  This category includes the aggregate fees billed for professional services rendered by the independent auditors during the year ended September 30, 2013 and 2012 for the audit of our financial statements.

Tax Fees.  This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees.  This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended September 30, 2013 and 2012.

ITEM 15.  EXHIBITS.

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

* Filed along with this document 22

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTARGET 360 GROUP INC.

Dated: January 22, 2014	By:	/s/ Conn Flanigan
Conn Flanigan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Conn Flanigan	Chief Executive Officer	January 22, 2014
Conn Flanigan