Form 10-Q
period 2013-12-31
American Housing REIT Inc.
filed 2014-05-15
CIK 1506385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2013.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________ .

Commission file number: 333-170828

AMERICAN HOUSING REIT INC.
 (Exact name of registrant in its charter)

Maryland	46-4022327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7272 Wisconsin Street, Suite 340 Bethesda, MD 02814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 894-7971

24/F, Wyndham Place, 40-44 Wyndham Street, Central, Hong Kong
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

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 9, 2014
Common Stock, $0.001 par value per share	41,088,295 shares

AMERICAN HOUSING REIT INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements included in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

●	our business and investment strategy;
●	our projected operating results;
●	economic, demographic or real estate development in our markets;
●	home value appreciation, employee growth, residential building permits, median household income and household formation in our markets;
●	defaults on, early termination of or non-renewal of leases by our tenants;
●	our ability to identify properties to acquire and completing acquisitions;
●	increased time and/or expense to gain possession and restore properties;
●	our ability to successfully operate acquired properties;
●	projected operating costs;
●	rental rates or vacancy rates;
●	our ability to obtain financing arrangements;
●	general volatility of the markets in which we participate;
●	our expected investments;
●	interest rates and the market value of our target assets;
●	impact of changes in governmental regulation, tax law and rates and similar matters;
●	our ability to qualify and maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes;
●	availability of qualified personnel;
●	estimates relating to our ability to make distributions to our stockholders in the future;
●	our understanding of our competition; and
●	market trends in our industry, real estate values, the debt securities markets or the general economy.

The forward-looking statements are based on our beliefs, assumptions and expectations of future events, taking into account all information currently available to us. Forward-looking statements are not guarantees of future events or of our performance. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these events and factors are described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or the SEC. If a change occurs, our business, financial condition, liquidity, cash flows and results of operations may vary materially from those expressed in or implied by our forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, therefore, not rely on these forward-looking statements as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN HOUSING REIT INC.
(formerly known as Ontarget 360 Group Inc.)
CONDENSED BALANCE SHEET
(Unaudited)

	December 31, 2013 (unaudited)	September 30, 2013
Assets
Investment in real estate:
Land	$830,315	—
Building and improvements	3,132,164	—
	3,962,479	—
Less: accumulated depreciation	(6,896)	—
Investment in real estate, net	3,955,583	—
Escrow deposits	1,843,441
Rents and other receivables, net	84,801	—
Prepaid expenses	110	—
Total assets	$5,883,935	—
Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	1,600	28,319
Security deposits	51,285	—
Prepaid rent	7,240	—
Note payable to shareholder	5,844,134	10,620
Total liabilities	5,904,259	38,939
Equity:
American Housing REIT Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.001 par value, 10,000,000 shares authorized; 3,454,520 shares issued and outstanding at December 31, 2013	3,455	3,455
Additional paid-in capital	117,124	104,816
Accumulated deficit	(140,903)	(147,210)
Total American Housing REIT Inc. stockholders’ deficit	(20,324)	(38,939)
Total liabilities and deficit	$5,883,935	—

The accompanying notes are an integral part of these unaudited condensed financial statements

AMERICAN HOUSING REIT INC.
(formerly known as Ontarget 360 Group Inc.)
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	Three Months	Three Months
	Ended December 31,	Ended December 31,
	2013	2012
Revenue:
Rental revenue	$33,705
Other revenue	2,281	—
Total revenue	35,986	—
Expenses:
Office/General Administrative	12,308
Utilities expense	439	—
Property management fees	2,633	—
Real estate taxes	5,545	—
Homeowners’ association fees	258	—
Depreciation and amortization	6,896	—
Income tax	1,600	—
Total expenses	29,679	—
Income from continuing operations	6,307	—
Loss from discontinued operations	—	(64,869)
Net Income (Loss)	6,307	(64,869)
Basic and diluted income per share:
Net income (loss) per share	0.00	—
Net income from continuing operations attributable to common stockholders	$0.00	—
Net loss from discontinued operations attributable to common stockholders	—	(0.02)
Weighted-average number of shares of common stock outstanding	3,454,520	3,454,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN HOUSING REIT INC.
CONDENSED STATEMENTS OF CASH FLOWS
 (unaudited)
	Three Months Ended December 31, 2013		Three Months Ended December 31, 2012
Operating activities
Net income (loss)		$6,307		(64,869)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization		6,896		—
Changes in operating assets and liabilities:
Rent and other receivables, net		(84,801)		—
Accounts receivable, net		—		3,500
Prepaid assets		(1,330)		—
Accrued interest		—		2,764
Accounts payable and accrued expenses		15,128		(15,365)
Security deposits		51,285		—
Prepaid rent		7,240		—
Net cash used in operating activities		725		(73,970)
Investing activities:
Escrow deposits for purchase of single family properties		(1,843,441)		—
Purchase of land and building and improvements		(3,962,479)		—
Net cash used in investing activities		(5,805,920)
Financing activities:
Note payable from shareholder		5,805,195		—
Note payable from former shareholder		-		80,000
Net cash provided by financing activities		5,805,195
Net increase in cash and cash equivalents		-		6,030
Cash and cash equivalents—beginning of period		-		3,023
Cash and cash equivalents—end of period	$			9,053

Noncash financing and investing activities:
Accounts payable settled by related party		$41,847	$

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN HOUSING REIT INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and operations

American Housing REIT Inc. (the “Company,” “we,” “our” and “us”) is a Maryland corporation formed on September 12, 2013.   Since the July 19, 2013, we began to undertake a new strategy focused on acquiring and managing single-family residential properties (“SFRs”) operated as rental properties, and wound down the interactive marketing agency business.  We intend to operate the Company in a manner that will allow is to qualify and elect to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

The Company plans to focus on SFRs as the main real estate asset in its acquisition strategy.  In the three months ended December 31, 2013, we have entered into two contracts to acquire 42 SFRs and have closed on 29.  We anticipate closing on the remaining 13 in the quarter ended March 31, 2014.  These SFRs are located in the Dallas, TX and Houston, TX markets.  On November 25, 2013, the Company entered into a Master Purchase and Sale Agreement with American Real Estate Investments, LLC to purchase a portfolio of 37 SFRs.  The aggregate purchase price for the properties was $5,215,000.  As of December 31, 2013, we had closed on 24 of the 37 SFRs.  The Company has subsequently closed on an additional four of the 37 SFRs.  On December 27, 2013, the Company acquired five SFRs from two parties.  The aggregate purchase price of that transaction was $498,935.  Please see “Subsequent Events” for updated information on acquisitions.

Acquisition of OnTarget360 Group Inc. and Merger with American Housing REIT Inc.

Ontarget360 Group Inc. (formerly CWS Marketing & Finance Group Inc.) incorporated on December 4, 2009. On July 19, 2013, Heng Fai Enterprises, Limited, a Hong Kong company (f/k/a Xpress Group, Limited) (“Heng Fai Enterprises”) purchased an aggregate of 3,279,520 shares (the “Shares”) of OnTarget360 Group’s  common stock, representing approximately 94.9% of its issued and outstanding common stock.  Of these shares, 2,693,000 shares were acquired from CFO Managed Fund I, LLC for $218,275, 138,000 shares were acquired from Howard Kaplan, the Company’s former Chief Executive Officer and Director for $11,185; 153,312 shares were acquired from Metacomet Company, LLC for $12,439, 102,208 shares were acquired from GRC Ventures I, LLC for $8,282, 143,000 shares were acquired from Chris Neuert for $11,587 and 50,000 shares were acquired from Chris Guaquie for $4,051.

On July 19, 2013, the  board of directors of OnTarget360 Group Inc. (“OnTarget”) appointed Conn Flanigan as its Chief Executive Officer, Chief Financial Officer and a director to hold office until the next annual meeting of stockholders and until his successor is duly elected and qualified or until his resignation or removal.  The board of directors appointed Mr. Flanigan in recognition of the importance of his abilities to assist the Company in expanding its business and the contributions he can make to its strategic direction.

Upon the appointment of Mr. Flanigan as an officer and director of the Company, Howard Kaplan resigned his positions as  OnTarget’s Chief Executive Officer, Chief Financial Officer and Director effective as of July 19, 2013.

On November 11, 2013, the board of directors of OnTarget appointed Mr. Fai H. Chan and Mr. Tong Wan Chan as directors to hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified or until their resignation or removal.  The board of directors appointed Mr. Fai H. Chan and Mr. Tong Wan Chan in recognition of their abilities to assist the Company in expanding its business and the contributions they can make to its strategic direction.  Neither Mr. Fai H. Chan nor Mr. Tong Wan Chan has been appointed to any board committees.

The Company is the surviving entity from its merger with OnTarget.   During the time period between Heng Fai Enterprises’ acquisition and December 31, 2013, the management of OnTarget. began developing its new SFR strategy and evaluating the REIT tax structure. In connection with its plan to qualify and elect to be taxed as a REIT, OnTargetre-domiciled from Delaware to Maryland, which is the most common state domicile for REITs.  OnTarget also renamed itself as American Housing REIT Inc.  To accomplish this re-domicile, OnTarget initiated a merger.  On September 12, 2013, American Housing REIT Inc., a Maryland corporation that is wholly owned by Heng Fai Enterprises, OnTarget’s 94.9% stockholder, was incorporated for the sole purpose of facilitating the Company’s reincorporation in Maryland.  OnTarget’s board of directors unanimously approved the adoption of a proposal that we merge into and with American Housing REIT Inc. (the “Merger”).  On October 11, 2013, upon the recommendation of our board of directors, Heng Fai Enterprises, the holder of approximately 94.9% our outstanding common stock and voting power, signed a written consent approving the Merger.  As a result, the Merger has been approved and neither a meeting of our stockholders nor additional written consents was necessary.

Financing Arrangement

Since July 19, 2013, the Company has been financed by Heng Fai Enterprises, its majority shareholder.  Subsequent to September 30, 2013, Heng Fai Enterprises loaned the Company $5,275,000 to acquire 37 SFRs and another $498,935 to acquire five SFRs.  Additionally, Heng Fai Enterprises has loaned the Company funds to pay the Company’s third-party professionals.  All of these loans carry zero interest and have an indefinite term, but are callable by Heng Fai Enterprises at any time.

Subsequently, from November 2013 through March, 2014, we borrowed from Heng Fai Enterprises an aggregate of $7,255,649 (the “HFE Loan”).  We have used $6,100,435 of the HFE Loan to acquire single family homes and for corporate operations leaving a balance of $1,155,214 currently held in escrow for future acquisitions and other general corporate purposes.  The HFE Loan is unsecured, due on demand, and bears no interest.  On April 14, 2014 we agreed with Heng Fai to convert $3,050,218 of the HFE Loan and issue an unsecured promissory note bearing interest at the rate of 4.0% per annum effective as of January 1, 2014, payable on demand, but no later than March 1, 2019, and treat $3,050,217 of the HFE Loan as a contribution to our capital and agreed to issue 37,633,775 shares of our unregistered common stock to Heng Fai at a conversion price of $0.08105 per share.  As we use additional amounts of the HFE Loan in the future for acquisitions or working capital purposes, such amounts will be treated one-half as a loan and one-half as a contribution to our capital on the same terms as the April 14, 2014 conversion discussed above.  Shares of our unregistered common stock issued to Heng Fai as a result of these conversions will be subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

Although the Company remains reliant on Heng Fai Enterprises for capital, the Company expects to seek third party financing in 2014.  We currently have no agreements to obtain loans or lines of credit through any third parties.  The inability to raise funds through third parties may negatively impact our company.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. Since its inception, the Company has been funded primarily by its majority shareholder. It is the intention of that shareholder to continue to fund the Company on an as needed basis. This raises substantial doubt about the Company’s ability to continue as a going concern

Note 2 - Significant Accounting Policies

Basis of presentation - The accompanying condensed financial statements are unaudited and include the accounts of the Company.  The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2013. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the condensed financial statements for the interim periods have been made. The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

As discussed in Note 1, we wound down our interactive marketing agency business and began to undertake a new strategy focused on acquiring and managing SFRs operated as rental properties.  There have been significant changes to our significant accounting policies that have had a material impact on our condensed financial statements and related notes.

Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. These estimates are inherently subjective in nature and actual results could differ from estimates and the differences may be material.

Income taxes - We plan on electing to be taxed as a REIT for federal income tax purposes beginning in 2014.  REITs are generally not subject to federal income taxes if the Company can meet many specific requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and if we create a Taxable REIT Subsidiary (“TRS”), the TRS will be subject to federal, state and local taxes on its income at regular corporate rates. We estimate income tax expense is $1,600 for the three months ended December 31, 2013.  The Company recognizes the tax effects of uncertain tax positions only if the position is more likely than not to be sustained upon audit, based on the technical merits of the position.  The Company has not identified any material uncertain tax positions and recognizes interest and penalties in income tax expense, if applicable.  The Company is currently not under examination by any income tax jurisdiction.

Single-family properties - Transactions in which single-family properties are purchased that are not subject to an existing significant lease are treated as asset acquisitions, and as such are recorded at their purchase price, including acquisition fees, which is allocated to land and building based upon their relative fair values at the date of acquisition. Single-family properties that are acquired either subject to a significant existing lease or as part of a portfolio level transaction with significant leasing activity are treated as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations, and as such are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined based on ASC 820, Fair Value Measurements and Disclosures, primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company utilizes market comparable transactions such as price per square foot to assist in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions. The value of acquired leases, if applicable, is estimated based upon the costs we would have incurred to lease the property under similar terms.  As of December 31, 2013, all 29 single-family properties closed by the Company have been recorded as asset acquisitions given the insignificant nature of the leasing activity.

Impairment of long lived assets - The Company evaluates its single family properties for impairment periodically or whenever events or circumstances indicate that its carrying amount may not be recoverable. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, we would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.

Leasing costs - Direct and incremental costs we incur to lease the properties are capitalized and amortized over the term of the lease, usually one year. Amortization of leasing costs is included in property operating expenses. Pursuant to the property management agreement with our property managers, we will pay a leasing fee equal to one payment of each lease’s monthly rent (see Note 7).  As of December 31, 2013, we have not recorded any leasing costs.

Depreciation and amortization - Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 32 years.  Depreciation expense related to single-family properties was approximately $6,896 for the three months ended December 31, 2013.

Cash and cash equivalents - We consider all demand deposits, cashier’s checks, money market accounts and certificates of deposits with a maturity of three months to be cash equivalents. We maintain our cash and cash equivalents and escrow deposits at financial institutions. The combined account balances may exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage, and, as a result, there may be a concentration of credit risk related to amounts on deposit. We believe that this risk is not significant.

Escrow deposits - Escrow deposits include refundable and non-refundable cash earnest money deposits for the purchase of properties including advances from Heng Fai Enterprises. In addition, escrow deposits may include amounts paid for single-family properties in certain states which require a judicial order when the risk and rewards of ownership of the property are transferred and the purchase is finalized.

Revenue and expense recognition - Rental income attributable to residential leases is recognized on a straight-line basis. Leases entered into between tenants and the Company are generally for a one-year term. We estimate losses that may result from the inability of our tenants to make payments required under the terms of the lease based on payment history and current credit status. As of December 31, 2013, we had no allowance for such losses. We accrue for property taxes and homeowner’s association assessments based on amounts billed, and, in some circumstances, estimates and historical trends when bills or assessments are not available. If these estimates are not reasonable, the timing and amount of expenses recorded could impact our financial statements.

Segment reporting - Under the provision of ASC 280, Segment Reporting, the Company had determined that it has one reportable segment with activities related to acquiring, renovating, leasing and operating single-family homes as rental properties. 100% of the Company’s revenues are derived from rental income through the leasing of its properties. We expect the Company’s properties in subsequent periods to be geographically dispersed and management will evaluate operating performance at the state level.  As of December 31, 2013, we owned properties only in the state of Texas.

Fair value is a market-based measurement, and should be determined based on the assumptions that market participants would use in pricing an asset or liability. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1-Inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets;
●
 Level 2-Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

●	Level 3-Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying amount of rents and other receivables, prepaid expenses and other assets, accounts payable and accrued expenses and notes payable to shareholder approximate fair value because of the short maturity of these amounts.

Note 3 - Lease income

We generally rent our properties under non-cancelable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties as of December 31, 2013 is $197,415 and $36,540 to be earned in the periods ending September 30, 2014 and 2015, respectively.

Note 4 - Shareholders’ equity

The Company is authorized to issue up to 10,000,000 shares of common stock and 5,000,000 shares of preferred stock both with par value of $0.001. The Company had 3,454,520 of common stock issued and outstanding as of December 31, 2013.

On July 19, 2013, Heng Fai Enterprises purchased an aggregate of 3,279,520 shares (the “Shares”) of the Company’s common stock, representing approximately 94.9% of its issued and outstanding common stock. Of these shares, 2,693,000 shares were acquired from CFO Managed Fund I, LLC for $218,275, 138,000 shares were acquired from Howard Kaplan, the Company’s former Chief Executive Officer and Director for $11,185; 153,312 shares were acquired from Metacomet Company, LLC for $12,439, 102,208 shares were acquired from GRC Ventures I, LLC for $8,282, 143,000 shares were acquired from Chris Neuert for $11,587 and 50,000 shares were acquired from Chris Guaquie for $4,051.

Subsequent to December 31, 2013, as part of the reincorporation of the Company by merger with and into American Housing REIT Inc., the Company will increase its authorized shares of capital stock to 110,000,000, $0.001 par value per share, of which 100,000,000 shares are authorized as common stock and 10,000,000 as preferred stock.

Note 5 - Related party transactions

Advisory Management Agreement - The Company is currently negotiating an advisory management agreement with Inter-American Management, LLC (the “Advisor”).  The Advisor is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations. For performing these services, we estimate we will pay the Advisor an advisory management fee equal to 1.50% per year of net asset value.  For the three months ended December 31, 2013, there were no advisory management fees incurred to the Advisor as the Company is still in discussions with the Advisor to finalize the fee.

Allocated General and Administrative Expenses - The Company may receive an allocation of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the properties.   There were no allocated general and administrative expenses from the Sponsor for the three months ended December 31, 2013.

Note Payable to Shareholder – As discussed further in Note 6, Heng Fai Enterprises, the majority shareholder is loaning the Company funds to acquire the SFRs. As of December 31, 2013, the majority shareholder has loaned $5,805,195 for the acquisitions.  In addition, the majority shareholder has loaned the Company $38,939 to settled accounts payable of $29,539 from prior year and fund general and administrative costs in the current and previous periods. The loan is unsecured, due on demand, and bears no interest.    The total amount due to related party at December 31, 2013 is $5,844,134. Further, the majority shareholder paid $12,308 for expenses on behalf of the Company and has been recorded as additional paid in capital.  Subsequently, from November 2013 through March, 2014, we borrowed from Heng Fai Enterprises an aggregate of $7,255,649 (the “HFE Loan”).  We have used $6,100,435 of the HFE Loan to acquire single family homes and for corporate operations leaving a balance of $1,155,214 currently held in escrow for future acquisitions and other general corporate purposes.  The HFE Loan is unsecured, due on demand, and bears no interest.  On April 14, 2014 we agreed with Heng Fai to convert $3,050,218 of the HFE Loan and issue an unsecured promissory note bearing interest at the rate of 4.0% per annum effective as of January 1, 2014, payable on demand, but no later than March 1, 2019, and treat $3,050,217 of the HFE Loan as a contribution to our capital and agreed to issue 37,633,775 shares of our unregistered common stock to Heng Fai at a conversion price of $0.08105 per share.  As we use additional amounts of the HFE Loan in the future for acquisitions or working capital purposes, such amounts will be treated one-half as a loan and one-half as a contribution to our capital on the same terms as the April 14, 2014 conversion discussed above.  Shares of our unregistered common stock issued to Heng Fai as a result of these conversions will be subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

Note 6 – Single family residence Acquisitions

On November 25, 2013, the Company entered into a Master Purchase and Sale Agreement (the “Agreement”) with American Real Estate Investments, LLC, a Missouri limited liability company (the “Seller”) to purchase a portfolio of 37 single family houses (the “1st Portfolio”).  The properties are all located in the Dallas, Texas and Houston, Texas metropolitan regions.  The aggregate purchase price for the properties is $5,215,000. Heng Fai Enterprises, the majority shareholder, loaned the Company $ 5,844,134.00 as of December 31, 2013 to acquire SFRs and pay closing costs as closings occur.  The loan is unsecured, due on demand, and bears no interest.

Under the Agreement, the Company has the right to exclude individual properties that the Company does not wish to purchase for any reason (the “Excluded Properties”). The Company must notify Seller in writing of any Excluded Properties within 60 days after the date of the Agreement.  The purchase price will be reduced by the value of any Excluded Properties.  As of the December 31, 2013, the Company has closed on 25 of the 37 homes and paid approximately $3,461,000 for these properties and closing costs.

The Seller agreed to provide a full coverage maintenance warranty for a period of 180 days after closing which covers all workmanship and maintenance issues including appliances, without any co-pay or deductible required from the Company when and if such warranty is used. The warranty is transferable to a new owner if the Company decides to sell the property within the warranty period, but the warranty cannot be extended.

The Company and the Seller will mutually agree on a closing date for each of the non-Excluded Properties, such date not to occur later than 60 days after the date of the Agreement.  The foregoing summary of the Agreement does not purport to be complete and is qualified in its entirety by reference to the actual text of the Agreement.

The Agreement is subject to closing conditions and other terms and conditions customary for real estate transactions and no assurances can be given that the transactions contemplated by the Agreement will close during the first quarter of 2014 or at all.  The Agreement contains representations and warranties of the parties thereto made to and solely for the benefit of each other, and such representations and warranties should not be relied upon by any other person. The assertions in those representations and warranties were made solely for purposes of the transactions contemplated by the Agreement and are subject to important qualifications and limitations agreed to by and between the parties in connection with Agreement.  Accordingly, security holders should not rely on the representations and warranties as accurate or complete in characterization of the actual state of facts as of any specified date because such representations and warranties are modified in important part by the underlying disclosure schedules, are subject to a contractual standard of materiality different from that generally applicable to security holders and were used only for the purpose of conducting certain due diligence inquiries and allocating risks and not for establishing all material facts with respect to the matters addressed.

On December 10, 2013, the Company entered into a transaction with JMM Enterprises and DMJ Corporation to purchase five SFRs for approximately $499,000 (“2nd Portfolio”). On or about December 27, 2013, the Company borrowed approximately $505,000 from Heng Fai Enterprises, the majority shareholder, to fund this transaction and closing costs. The loan is unsecured, due on demand, and bears no interest. On December 27, 2013, the Company closed on the five SFRs.

The following table summarizes the fair values of the assets acquired as of the date of each closing:

	1st Portfolio	2nd Portfolio	Total
Land	$666,932	163,379	830,315
Building and improvements	2,794,050	338,114	3,132,164
Fair value of net assets acquired	$3,460,982	501,493	3,962,479

The Company has assessed, where applicable, whether a lease in place represented a significant contractual relationship and concluded given the short-term nature of any current lease no significant intangible asset was present.  As a result, the Company has concluded the acquisitions represent asset acquisitions.

It is managements determination that Depreciation is computed using the straight-line method over the estimated useful lives of thirty-two years for building cost.  We make this determination based on subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in single family real estate.

Note 7 - Commitments and contingencies

Property Management Agreement - In December 2013, the Company entered into property management agreements with the property managers under which the property managers generally oversaw and directed the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. We will pay our property manager a property management fee equal to 8% of collected rents and a leasing fee equal to one month of each lease’s annual rent. For the three months ended December 31, 2013, property management fees incurred to the property managers were $2,633.  For the three months ended December 31, 2013, there were no leasing fees incurred to the property managers.

As of December 31, 2013, we had commitments to acquire 12 single-family properties with an aggregate purchase price of $2,143,000.

Our principal office in the United States is located at 1601 Blake Street, Suite 310, Denver, CO 80202. We lease this space for approximately $1,100 monthly. The Company expects to enter into other office space leases in 2014.

The Company is not involved any legal proceedings.

Note 8 – Discontinued operations

Prior to July 19, 2013, the Company’s strategy was to operate as an interactive marketing agency that provided people, processes and tools to help clients improve the results generated by their marketing efforts. The services included both interactive market optimization services, including website design and technology support including point of purchase capabilities and driving website traffic. The Company plans to focus on the acquisition and management of SFR’s.

There were no balance sheet results from discontinued operations as of December 31, 2013 or September 30, 2013. There were no income statement results from discontinued operations for the three month period ended December 31, 2013. The result of discontinued operations of the internet marketing agency for the three month period ended December 31, 2012 is summarized as follows:

Three Months Ended December 31,
2012
Revenue:
Monthly subscription fees	$20,500
Total revenue	20,500
Cost of revenues	16,829
Gross profit	3,671
Operating expenses
General and administrative	62,709
General and administrative costs from related party	3,000
Total operating expenses	65,709
Other (income) expenses
General and administrative costs from related party	2,764
Total other expenses	2,764
Loss before taxes	(64,802)
Income tax provision	67
Loss from discontinued operations	(64,869)

Note 10 - Subsequent Events

From January 1, 2014 through March 31, 2014, we acquired 16 single-family properties with an aggregate purchase price of $2,127,000.

In November and December of 2013 and in January, February, and March, 2014, the Company borrowed an aggregate of $7,255,649 (the “HFE Loan”) from Heng Fai.  We have used $6,100,435 of the HFE Loan to acquire single family homes and for corporate operations leaving a balance of $1,155,214 currently held in escrow for future acquisitions and other general corporate purposes.  The HFE Loan is unsecured, due on demand, and bears no interest.  On April 14, 2014 we agreed with Heng Fai to convert $3,050,218 of the HFE Loan and issue an unsecured promissory note bearing interest at the rate of 4.0% per annum effective as of January 1, 2014, payable on demand, but no later than March 1, 2019, and treat $3,050,217 of the HFE Loan as a contribution to our capital and agreed to issue 37,633,775 shares of our unregistered common stock to Heng Fai at a conversion price of $0.08105 per share.  As we use additional amounts of the HFE Loan in the future for acquisitions or working capital purposes, such amounts will be treated one-half as a loan and one-half as a contribution to our capital on the same terms as the April 14, 2014 conversion discussed above.  Shares of our unregistered common stock issued to Heng Fai as a result of these conversions will be subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

On April 17, 2014, the Board of Directors of American Housing REIT Inc. (the “Company”) declared a quarterly cash dividend on the Company’s common stock in the amount of $0.0017 per share, for a total amount of $69,850.10, payable on April 23, 2014 to stockholders of record at the close of business on April 23, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,”.

Overview
American Housing REIT Inc. (the “Company,” “we,” “our” and “us”) is a Maryland corporation formed on September 12, 2013.   Since the July 19, 2013, we began to undertake a new strategy focused on acquiring and managing single-family residential properties (“SFRs”) operated as rental properties, and wound down the interactive marketing agency business.  We intend to operate the Company in a manner that will allow is to qualify and elect to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

Acquisition of OnTarget360 Group Inc. and Merger with American Housing REIT Inc.

Ontarget360 Group Inc. (formerly CWS Marketing & Finance Group Inc.) incorporated on December 4, 2009. On July 19, 2013, Heng Fai Enterprises, Limited, a Hong Kong company (f/k/a Xpress Group, Limited) (“Heng Fai Enterprises”) purchased an aggregate of 3,279,520 shares (the “Shares”) of OnTarget360 Group’s  common stock, representing approximately 94.9% of its issued and outstanding common stock.  Of these shares, 2,693,000 shares were acquired from CFO Managed Fund I, LLC for $218,275, 138,000 shares were acquired from Howard Kaplan, the Company’s former Chief Executive Officer and Director for $11,185; 153,312 shares were acquired from Metacomet Company, LLC for $12,439, 102,208 shares were acquired from GRC Ventures I, LLC for $8,282, 143,000 shares were acquired from Chris Neuert for $11,587 and 50,000 shares were acquired from Chris Guaquie for $4,051.

On July 19, 2013, the  board of directors of OnTarget360 Group Inc. (“OnTarget”) appointed Conn Flanigan as its Chief Executive Officer, Chief Financial Officer and a director to hold office until the next annual meeting of stockholders and until his successor is duly elected and qualified or until his resignation or removal.  The board of directors appointed Mr. Flanigan in recognition of the importance of his abilities to assist the Company in expanding its business and the contributions he can make to its strategic direction.

Upon the appointment of Mr. Flanigan as an officer and director of the Company, Howard Kaplan resigned his positions as  OnTarget’s Chief Executive Officer, Chief Financial Officer and Director effective as of July 19, 2013.

On November 11, 2013, the board of directors of OnTarget appointed Mr. Fai H. Chan and Mr. Tong Wan Chan as directors to hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified or until their resignation or removal.  The board of directors appointed Mr. Fai H. Chan and Mr. Tong Wan Chan in recognition of their abilities to assist the Company in expanding its business and the contributions they can make to its strategic direction.  Neither Mr. Fai H. Chan nor Mr. Tong Wan Chan has been appointed to any board committees.

The Company is the surviving entity from its merger with OnTarget.   During the time period between Heng Fai Enterprises’ acquisition and December 31, 2013, the management of OnTarget. began developing its new SFR strategy and evaluating the REIT tax structure. In connection with its plan to qualify and elect to be taxed as a REIT, OnTargetre-domiciled from Delaware to Maryland, which is the most common state domicile for REITs.  OnTarget also renamed itself as American Housing REIT Inc.  To accomplish this re-domicile, OnTarget initiated a merger.  On September 12, 2013, American Housing REIT Inc., a Maryland corporation that is wholly owned by Heng Fai Enterprises, OnTarget’s 94.9% stockholder, was incorporated for the sole purpose of facilitating the Company’s reincorporation in Maryland.  OnTagerget’s board of directors unanimously approved the adoption of a proposal that we merge into and with American Housing REIT Inc. (the “Merger”).  On October 11, 2013, upon the recommendation of our board of directors, Heng Fai Enterprises, the holder of approximately 94.9% our outstanding common stock and voting power, signed a written consent approving the Merger.  As a result, the Merger has been approved and neither a meeting of our stockholders nor additional written consents was necessary.

Financing Arrangement

Since July 19, 2013, the Company has been financed by Heng Fai Enterprises, its majority shareholder.  Subsequent to September 30, 2013, Heng Fai Enterprises loaned the Company $5,275,000 to acquire 37 SFRs and another $498,935 to acquire five SFRs.  Additionally, Heng Fai Enterprises has loaned the Company funds to pay the Company’s third-party professionals.  All of these loans carry zero interest and have an indefinite term, but are callable by Heng Fai Enterprises at any time.

Subsequently, from November 2013 through March, 2014, we borrowed from Heng Fai Enterprises an aggregate of $7,255,649 (the “HFE Loan”).  We have used $6,100,435 of the HFE Loan to acquire single family homes and for corporate operations leaving a balance of $1,155,214 currently held in escrow for future acquisitions and other general corporate purposes.  The HFE Loan is unsecured, due on demand, and bears no interest.  On April 14, 2014 we agreed with Heng Fai to convert $3,050,218 of the HFE Loan and issue an unsecured promissory note bearing interest at the rate of 4.0% per annum effective as of January 1, 2014, payable on demand, but no later than March 1, 2019, and treat $3,050,217 of the HFE Loan as a contribution to our capital and agreed to issue 37,633,775 shares of our unregistered common stock to Heng Fai at a conversion price of $0.08105 per share.  As we use additional amounts of the HFE Loan in the future for acquisitions or working capital purposes, such amounts will be treated one-half as a loan and one-half as a contribution to our capital on the same terms as the April 14, 2014 conversion discussed above.  Shares of our unregistered common stock issued to Heng Fai as a result of these conversions will be subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

Although the Company remains reliant on Heng Fai Enterprises for capital, the Company expects to seek third party financing in 2014.  We currently have no agreements to obtain loans or lines of credit through any third parties.  The inability to raise funds through third parties may negatively impact our company.

We are externally managed and advised by Inter-American Management Corporation (the “Advisor”) and the leasing, managing, and advertising of our properties is overseen and directed by various third-party property managers.

Although the Company remains reliant on Heng Fai Enterprises for capital, the Company expects to seek third party financing in 2014.  We currently have no agreements to obtain loans or lines of credit through any third parties.  The inability to raise funds through third parties may negatively impact our company.

As of December 31, 2013, we owned 30 properties in Texas with an aggregate investment of $3,962,479.  We are currently evaluating new markets to identify investment opportunities that we believe can generate attractive risk-adjusted returns for our stockholders. There is no assurance that we will close on the properties we have under contract.

Strategy

Our primary business strategy is to acquire, lease and manage single-family homes as well-maintained investment properties to generate attractive risk-adjusted returns over the long-term. We employ a disciplined and focused approach to evaluating acquisition opportunities, considering the mix of rent yield and future home price appreciation potential when selecting a market and investment. Our strategic aggregation of single-family homes provides a strong foundation for creating long-term home price appreciation in our portfolio. We believe our founders’ years of experience in the single-family rental sector provides us with the expertise to successfully execute our business strategy nationally to institutional standards. We are building the infrastructure to acquire large numbers of properties through multiple acquisition channels. We source individual properties through wholesalers, aggregators, and brokers, and portfolios of properties through brokerages or directly from operators, investors or banks, and, in the future, we may source assets from these channels and government-sponsored entities, or GSEs. We generally source homes that are in “rent-ready” condition to a standard that we believe appeals to our target tenants’ preferences, enabling us to attract qualified tenants and to provide a high level of service to retain our tenants.   We plan to continue acquiring single-family homes in markets that satisfy our investment criteria.

We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes beginning with our taxable year ended December 31, 2014. Assuming that we qualify for taxation as a REIT, we will generally not be subject to federal income taxes to the extent that we distribute substantially all of our taxable income to our stockholders and meet other specific requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and our TRS, which is our taxable REIT subsidiary, will be subject to federal, state and local taxes on its income at regular corporate rates.

Acquisitions
The Company plans to focus on SFRs as the main real estate asset in its acquisition strategy.  In the three months ended December 31, 2013, we have entered into two contracts to acquire 42 SFRs and have closed on 29.  We anticipate closing on the remaining 13 in the quarter ended March 31, 2014.  These SFRs are located in the Dallas, TX and Houston, TX markets.  On November 25, 2013, the Company entered into a Master Purchase and Sale Agreement with American Real Estate Investments, LLC to purchase a portfolio of 37 SFRs.  The aggregate purchase price for the properties was $5,215,000.  As of December 31, 2013, we had closed on 24 of the 37 SFRs.  The Company has subsequently closed on an additional four of the 37 SFRs.  On December 27, 2013, the Company acquired five SFRs from two parties.  The aggregate purchase price of that transaction was $498,935.  Please see “Subsequent Events” for updated information on acquisitions.

Property Portfolio
The following table presents summary statistics of our single-family homes by metropolitan statistical area, or MSA, and metropolitan division, or metro division, as of December 31, 2013, in descending order of aggregate investment. The table includes our entire portfolio of single-family homes.

Total Portfolio of Single-Family Homes - Summary Statistics
(December 31, 2013)

MSA/Metro Division	Number of Homes	Aggregate Investment	Average Investment Per Home (1)	Percentage Leased	Average Monthly Rent (2)	Average Age (years)	Average Size (square feet)
Dallas-Fort Worth, TX	18	$2,272,176	$126,232	100%	1353	18	1861
Houston, TX	12	$1,690,304	$140,858	100%	1375	20	1914
Total/Weighted Average	30	$3,962,480	$133,545	100%	1364	19	1,888

(1)	Represents average purchase price (including broker commissions and closing costs) plus average capital expenditures.
(2)	Represents annualized average monthly rent per leased home.

Highlights of Third Quarter of 2013

Acquisitions
From October 1, 2013 to December 31, 2013, we acquired 30 single-family homes all of which are in Texas for a total investment of approximately $3,962,479.  In the three months ended December 31, 2013, we have entered into two contracts to acquire 42 SFRs and have closed on 29.  We anticipate closing on the remaining 13 in the quarter ended March 31, 2014.  These SFRs are located in the Dallas, TX and Houston, TX markets.

Factors Expected to Affect Our Results and Financial Condition
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Key factors that impact our results of operations and financial condition include our pace of acquisitions and ability to deploy our capital, the amount of time and cost required to stabilize newly acquired properties and convert them to revenue generating assets, rental rates, occupancy levels, rates of tenant turnover, our expense ratios and capital structure.

Property Acquisitions
We have initiated growing our portfolio of single-family homes and intend to continue to do so. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our markets, the inventory of properties available for sale through our acquisition channels and competition for our target assets.

The acquisition of properties involves the expenditure of capital in addition to payment of the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes, HOA fees (when applicable) and restoration costs.

Revenue
Our revenue comes primarily from rents collected under lease agreements for our properties. These include mostly short-term leases that we enter into directly with tenants, which typically have a term of one year. For the three months ended December 31, 2013, approximately 100% of our total revenue was attributable to rental activity. Over time, we expect most of our revenue to be derived from leasing our properties. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including, market conditions, seasonality, tenant defaults, and the amount of time it takes us to restore and re-lease vacant properties.

In each of our markets, we monitor a number of factors that may impact the single-family real estate market and our tenants’ finances, including the unemployment rate, household formation and net population growth, income growth, size and make-up of existing and anticipated housing stock, prevailing market rental and mortgage rates, rental vacancies and credit availability. Growth in demand for rental housing in excess of the growth of rental housing supply, among other factors, will generally drive higher occupancy and rental rates. Negative trends in our markets with respect to these metrics or others could adversely impact our rental revenue.

The growth of our portfolio has been initiated in recent months, as we have commenced acquiring properties in Texas. We are actively identifying other markets in which to invest.

Expenses
Our ability to acquire, restore, lease and maintain our portfolio in a cost-effective manner will be a key driver of our operating performance. We monitor the following categories of expenses that we believe most significantly affect our results of operations.

Property-Related Expenses
Once we acquire a property, we have ongoing property-related expenses, including HOA fees (when applicable), taxes, insurance, ongoing costs to market and maintain the property and expenses associated with tenant turnover. Certain of these expenses are not subject to our control, including HOA fees, property insurance and real estate taxes. We expect that certain of our costs, including insurance costs and property management costs, will account for a smaller percentage of our revenue as we expand our portfolio, achieve larger scale and negotiate volume discounts with third-party service providers and vendors.

Property Management
We outsource all property management functions for our properties. For the properties, these functions include: securing the property upon acquisition; coordinating with the utilities; controlling the restoration process; managing the leasing process; communicating with tenants; collecting rents; conducting periodic inspections, routine property maintenance and repairs; paying HOA fees; interfacing with vendors and contractors; and accounting and compliance.

Overhead
We will incur expenses associated with our real estate acquisition a platform, such as compensation expense and other general and administrative costs. In the near term, as our business grows, we may hire additional employees, which will increase our general and administrative costs. In addition, we will incur additional costs related to operating as a public company due to increased legal, insurance, accounting and other expenses related to corporate governance, SEC reporting and other compliance matters. Over time, we expect these costs to decline as a percentage of revenue as our portfolio grows.

Based on our experience, we believe that the property-related expenses for vacancy, bad debt, property taxes, insurance, HOA fees, repairs and maintenance and capital expenditure reserves and the costs for property management services, such as managing the process of restoring, marketing, leasing and maintaining our stabilized single-family homes, will average a significant amount of gross rental revenue. Variations in asset level returns will be due to a variety of factors, including location, age and condition of the property and the efficiency of our property management services.

Results of Operations for the Three Months Ended December 31, 2013

We believe our financial results during the three months ended December 31, 2013 are not representative of our future financial results as this was the initial period of our SFR operations. We will be experiencing rapid growth since the commencement of our investment activities. We also have not included discussion of our discontinued marketing operation in the previous period ending December 31, 2012.

Rental Revenue
Rental revenue includes rental revenue from our residential properties, application fees and lease termination fees. As of December 31, 2013, approximately 100% of our properties were leased.

Property Operating and Maintenance
Property operating and maintenance expenses were $3,072 for the three months ended December 31, 2013 and include all direct and indirect costs related to operating our residential properties, including management fees, insurance, utilities, landscaping and general repairs and maintenance, other than real estate taxes and HOA fees, which are presented separately in our December 31, 2013 unaudited condensed consolidated statement of operations.

Real Estate Taxes
Real estate taxes were $5,545 for the three months ended December 31, 2013. Upon acquisition of a home, its real estate taxes are set based upon municipal and state laws. These costs generally remain constant throughout the year and have little variation. Because these expenses are relatively fixed during each year, our operating margin has an opportunity to improve as our properties begin generating rental revenue.

Homeowners’ Association Fees
HOA fees were $258 for the three months ended December 31, 2013. Like real estate taxes, these fees are determined upon each property’s acquisition and generally remain fixed thereafter based upon the existing HOA agreements.

Depreciation and Amortization
Depreciation and amortization includes depreciation expense on our real estate portfolio using the straight-line method over the estimated useful lives of the respective assets, ranging from 5 to 32 years, from the date of acquisition. Depreciation and amortization also includes amortization expense related to deferred leasing costs and other direct costs capitalized associated with leasing our properties, amortized over the remaining term of the related leases, if applicable.

General and Administrative

General and administrative expense include additional costs such as increased legal, accounting and other expenses related to corporate governance, SEC reporting and other compliance matters.

Critical Accounting Policies and Estimates

Our discussion and analysis of our historical financial condition and results of operations is based upon our condensed financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could ultimately differ from those estimates. For a discussion of recently-issued and adopted accounting standards, see “Notes to Unaudited Condensed Financial Statements, Note 2—Significant accounting policies.”

Investment in Real Estate
Transactions in which single-family properties are purchased that are not subject to an existing significant lease are treated as asset acquisitions, and as such are recorded at their purchase price, including acquisition fees, which is allocated to land and building based upon their relative fair values at the date of acquisition. Single-family properties that are acquired either subject to a significant existing lease or as part of a portfolio level transaction with significant leasing activity are treated as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations, and as such are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined based on ASC 820, Fair Value Measurements and Disclosures, primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company utilizes market comparable transactions such as price per square foot to assist in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions. The value of acquired leases, if applicable, is estimated based upon the costs we would have incurred to lease the property under similar terms.  As of December 31, 2013, all 29 single-family properties closed by the Company have been recorded as asset acquisitions given the insignificant nature of the leasing activity.

Impairment of Long-Lived Assets
The Company evaluates its single family properties for impairment periodically or whenever events or circumstances indicate that its carrying amount may not be recoverable. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, we would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.

Leasing Costs
Direct and incremental costs we incur to lease the properties are capitalized and amortized over the term of the lease, usually one year. Amortization of leasing costs is included in property operating expenses. Pursuant to the property management agreement with our property managers, we pay a leasing fee equal to one payment of each lease’s monthly rent.  As of December 31, 2013, we have not recorded any leasing costs.

Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 32 years.  Depreciation expense related to single-family properties was $6,896 for the three months ended December 31, 2013 based on an estimated useful life of 32 years.

Revenue and Expense Recognition
Rental income attributable to residential leases is recognized on a straight-line basis. Leases entered into between tenants and the Company are generally for a one-year term. We estimate losses that may result from the inability of our tenants to make payments required under the terms of the lease based on payment history and current credit status. As of December 31, 2013, we had no allowance for such losses. We accrue for property taxes and homeowner’s association assessments based on amounts billed, and, in some circumstances, estimates and historical trends when bills or assessments are not available. If these estimates are not reasonable, the timing and amount of expenses recorded could impact our financial statements.

Income Taxes

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations and make distributions to our stockholders and other general business needs. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of purchasing our target assets, restoring and leasing properties and funding our operations.

Our long-term liquidity needs consist primarily of funds necessary to pay for the acquisition and maintenance of properties; HOA fees; real estate taxes; non-recurring capital expenditures; interest and principal payments should we incur indebtedness; payment of quarterly distributions to our stockholders to the extent declared by our Board of Directors; and general and administrative expenses. On homes that are currently leased, we expect to incur between $1,500 to $2,500 in retenancy costs on average, in order to prepare the home for rent to a new tenant if and when the existing tenant does not renew their lease and ultimately vacates the home at lease expiration. The nature of our business, our aggressive growth plans and the requirement that we distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to our stockholders, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, property dispositions and joint venture transactions. We have financed our operations and acquisitions to date through the funding by the majority shareholder. We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations (as we acquire leased single-family homes). We anticipate that cash on hand, cash provided by operations and funding by the majority shareholder will be sufficient to meet our liquidity requirements for at least the next 12 months. Our assets are illiquid by their nature. Thus, a timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise that causes a need for additional liquidity. It could be necessary to source liquidity from other financing alternatives should any such scenario arise.

To qualify as a REIT for federal income tax purposes, we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. Subject to the requirements of the Maryland General Corporation Law, or the MGCL, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our Board of Directors.

Operating Activities
Cash from operating activities is primarily dependent upon the number of owned properties, occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent, the interest rates specified in our portfolio of private mortgage financings and the level of our operating expenses and general and administrative costs. Cash provided by operating activities for the three months ended December 31, 2013 was $725.

Investing Activities
Cash used in investing activities for the three months ended December 31, 2013 was $3,962,479 and was primarily the result of property acquisitions. The average purchase price for newly acquired properties was $132,083 for acquisitions that occurred in the three months ended December 31, 2013.

Financing Activities
Cash provided by financing activities for the three months ended December 31, 2013 was $5,805,195 and was primarily attributable to proceeds from the majority shareholder.

Off-Balance Sheet Arrangements
We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our future income, cash flows and fair values relevant to financial instruments are dependent on prevalent market interest rates. Interest rates are highly sensitive to several factors, including governmental monetary policies, domestic and global economic and political conditions and other factors which are beyond our control. We may incur additional variable rate debt in the future. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes and other real estate due to a reduction in attractive alternative income-producing investments. Increased competition for the acquisition of single-family homes may lead to future acquisitions being more costly and result in lower yields on single-family homes we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to any borrowings we may have. We expect to enter into such contracts only with major financial institutions based on their credit rating and other factors.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this quarterly report, of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, we have determined that we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system as of the end of the period covered by this quarterly report and also impacts our periodic reporting and filing process.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  Because of the material weakness described above, we hired a Chief Financial Officers and a controller to process the financial information of the Company and the related public reporting.

Item 5. Other

 None

PART II—OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1***	Master Funding Agreement
31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith
**
XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

***	Incorporated by reference to the Company’s Report on Form 8-K dated April 17, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOUSING REIT

Date: May 15, 2014	By:	/s/ CONN FLANIGAN
Conn Flanigan
Director (principal executive officer)

Date: May 15, 2014	By:	/s/ CONN FLANIGAN
Conn Flanigan
Chief Financial Officer and Secretary (principal financial officer and principal accounting officer)