Form 10-Q
period 2014-03-31
American Housing REIT Inc.
filed 2014-10-06
CIK 1506385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________ .

Commission file number: 333-170828

AMERICAN HOUSING REIT INC.
 (Exact name of registrant as specified in its charter)

Maryland	46-4022327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 450 Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 894-7971
1601 Blake Street, Suite 310, Denver, CO 80202
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding October 2, 2014
Common Stock, $0.001 par value per share	505,199 shares

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

The forward-looking statements included in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•	our business and investment strategy;
•	our projected operating results;
•	economic, demographic or real estate development in our markets;
•	home value appreciation, employee growth, residential building permits, median household income and household formation in our markets;
•	defaults on, early termination of or non-renewal of leases by our tenants;
•	our ability to identify properties to acquire and completing acquisitions;
•	increased time and/or expense to gain possession and restore properties;
•	our ability to successfully operate acquired properties;
•	projected operating costs;
•	rental rates or vacancy rates;
•	our ability to obtain financing arrangements;
•	general volatility of the markets in which we participate;
•	our expected investments;
•	interest rates and the market value of our target assets;
•	impact of changes in governmental regulation, tax law and rates and similar matters;
•	our ability to qualify and maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes;
•	availability of qualified personnel;
•	estimates relating to our ability to make distributions to our stockholders in the future;
•	our understanding of our competition; and
•	market trends in our industry, real estate values, the debt securities markets or the general economy.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN HOUSING REIT INC.
(formerly known as OnTarget360 Group, Inc.)

CONDENSED BALANCE SHEETS
(unaudited)

Assets	March 31, 2014	September 30, 2013
Investment in real estate:
Land	$1,327,144	$-
Building and improvements	4,789,475	-
	6,116,619	-
Less: accumulated depreciation	(30,699)	-
Investment in real estate, net	6,085,920	-
Cash	398,605
Escrow deposits	858,037	-
Rents and other receivables, net	52,056	-
Prepaid expenses and other current assets	54,000	-
Total assets	$7,448,618	$-
Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	28,849	28,319
Security deposits	79,053	-
Prepaid rent	19,125	-
Note payable to shareholder	7,249,208	10,620
Total liabilities	7,376,235	38,939
Equity:
American Housing REIT Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.001 par value, 100,000,000 shares authorized; 23,030 shares issued and outstanding at March 31, 2014 and September 30, 2013; respectively	23	23
Additional paid-in capital	120,556	108,248
Accumulated deficit	(48,196)	(147,210)
Total American Housing REIT Inc. stockholders’ deficit	72,383	(38,939)
Total liabilities and stockholder's deficit	$7,448,618	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN HOUSING REIT INC.
(formerly known as OnTarget360 Group, Inc.)

CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended March 31	Ended March 31	Ended March 31	Ended March 31
	2014	2013	2014	2013
Revenue:
Rental revenue	$149,662	$-	$183,367	$-
Other revenue	2,342	-	4,623	-
Total revenue	152,004	-	187,990	-
Expenses:
Property operating expenses	10,556	-	10,995	-
Office/General Administrative	(9,926)	-	2,382	-
Property management fees	8,554	-	11,187	-
Real estate taxes	21,584	-	27,129	-
Homeowners’ association fees	4,726	-	4,984	-
Depreciation and amortization	23,803	-	30,699	-
Income tax	-	-	1,600	-
Total expenses	59,297	-	88,976	-
Income from continuing operations	92,707	-	99,014	-
Loss from discontinued operations	-	(7,736)	-	(72,606)
Net Income (Loss)	92,707	(7,736)	99,014	(72,606)
Basic and diluted income per share:
Net income (loss) per share		-		-
Net income from continuing operations attributable to common stockholders	$4.03	$-	$4.30	$-
Net loss from discontinued operations attributable to common stockholders	-	(0.34)	-	(3.15)
Weighted-average number of shares of common stock outstanding	23,030	23,030	23,030	23,030

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN HOUSING REIT INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months	Six Months
	Ended March 31	Ended March 31
	2014	2013
Operating activities
Net income (loss)	$99,014	(72,606)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	30,699	-
Changes in operating assets and liabilities:
Rent and other receivables, net	(53,276)	-
Accounts receivable, net	-	3,500
Prepaid assets	(54,000)	-
Accrued interest	-	7,603
Accounts payable and accrued expenses	42,377	(15,467)
Security deposits	79,053	-
Prepaid rent	19,125	-
Net cash provided by (used in) operating activities	162,992	(76,970)
Investing activities:
Escrow deposits for purchase of single family properties	(858,037)	-
Purchase of land and building and improvements	(6,116,619)	-
Net cash used in investing activities	(6,974,656)	-
Financing activities:
Note payable from shareholder	7,210,269	-
Note payable from former shareholder	-	80,000
Net cash provided by financing activities	7,210,269	80,000
Net increase in cash and cash equivalents	398,605	3,030
Cash and cash equivalents—beginning of period	-	3,023
Cash and cash equivalents—end of period	$398,605	6,053

Noncash financing and investing activities:
Accounts payable settled by related party	$41,847	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN HOUSING REIT INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and operations

American Housing REIT Inc. (the “Company,” “we,” “our” and “us”) was incorporated in Delaware on December 4, 2009 under the name CWS Marketing & Finance Group, Inc. (and later renamed to OnTarget360 Group, Inc. (“OnTarget”)) until September 12, 2013 when it redomiciled as a Maryland corporation and changed its name to American Housing REIT Inc.  Since July 19, 2013, we have undertaken a new strategy focused on acquiring and managing single-family residential properties (“SFRs”) operated as rental properties, and have wound down the interactive marketing agency business. We intend to operate the Company in a manner that will allow us to qualify and elect to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

On July 19, 2013, the Company discontinued its interactive marketing agency business and changed its focus to acquiring and managing single-family residential properties as the main real estate asset in its acquisition strategy. As of March 31, 2014, we owned 46 properties in Texas and Georgia.

On July 18, 2014, the Company completed a reverse stock split of the outstanding shares of its Common Stock at the ratio of 1-for-150 (the “Reverse Stock Split”). All share and per share information contained herein gives retroactive effect to the Reverse Stock Split.

Acquisition of OnTarget and Merger with American Housing REIT Inc.

On July 19, 2013, Heng Fai Enterprises, Limited, a Hong Kong company (f/k/a Xpress Group, Limited) (“Heng Fai Enterprises”) purchased an aggregate of 21,863 shares (the “Shares”) of OnTarget’s common stock, representing approximately 94.9% of its issued and outstanding common stock.

During the time period between Heng Fai Enterprises’ acquisition of the OnTarget Shares and March 31, 2014, the management of OnTarget began developing its new SFR strategy and evaluating the REIT tax structure. In connection with its plan to qualify and elect to be taxed as a REIT, OnTarget re-domiciled from Delaware to Maryland, which is the most common state domicile for REITs. To accomplish this re-domicile, OnTarget initiated a merger with American Housing REIT Inc., a Maryland corporation with American Housing REIT, Inc. the surviving entity. As part of this redomicile, OnTarget also renamed itself as American Housing REIT Inc.

Note 2 - Significant Accounting Policies

Basis of presentation - The accompanying condensed financial statements are unaudited and include the accounts of the Company. The accompanying condensed financial statements have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended September 30, 2013. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the condensed financial statements for the interim periods have been made. The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Recently issued and adopted accounting standards - In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations such as a major line of business, major geographic area or a major equity method investment, should be presented as discontinued operations. In addition, the new guidance will require expanded disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. The guidance will be effective for all disposals of components (or classifications as held for sale) that occur within annual periods beginning on or after December 15, 2014 and is not expected to have a material impact on the Company's financial statements.

Income taxes - We plan on electing to be taxed as a REIT for federal income tax purposes beginning in 2014. REITs are generally not subject to federal income taxes if the Company can meet many specific requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and if we create a Taxable REIT Subsidiary (“TRS”), the TRS will be subject to federal, state and local taxes on its income at regular corporate rates. We estimate income tax expense is $0 and $1,600 for the three and six months ended March 31, 2014. The Company recognizes the tax effects of uncertain tax positions only if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. The Company has not identified any material uncertain tax positions and recognizes interest and penalties in income tax expense, if applicable. The Company is currently not under examination by any income tax jurisdiction.

SFRs - Transactions in which SFRs are purchased that are not subject to an existing significant lease are treated as asset acquisitions, and as such are recorded at their purchase price, including acquisition fees, which is allocated to land and building based upon their relative fair values at the date of acquisition. SFRs that are acquired either subject to a significant existing lease or as part of a portfolio level transaction with significant leasing activity are treated as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations, and as such are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined based on ASC 820, Fair Value Measurements and Disclosures, primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company utilizes market comparable transactions such as price per square foot to assist in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions. The value of acquired leases, if applicable, is estimated based upon the costs we would have incurred to lease the property under similar terms. As of March 31, 2014, all single-family properties closed by the Company have been recorded as asset acquisitions given the insignificant nature of the leasing activity.

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

Leasing costs - Direct and incremental costs we incur to lease the properties are capitalized and amortized over the term of the lease, usually one year. Amortization of leasing costs is included in property operating expenses. Pursuant to the property management agreement with our property managers, we will pay a leasing fee equal to one payment of each lease’s monthly rent (see Note 7). As of March 31, 2014, we have recorded $2,681 in leasing costs.

Depreciation and amortization - Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 40 years. Depreciation expense related to single-family properties was approximately $23,803 for the three months ended March 31, 2014 and approximately $30,699 for the six months ended March 31, 2014.

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

Escrow deposits - Escrow deposits include refundable and non-refundable cash earnest money deposits for the purchase of properties including advances from Hang Fai Enterprises. In addition, escrow deposits may include amounts paid for single-family properties in certain states which require a judicial order when the risk and rewards of ownership of the property are transferred and the purchase is finalized.

Revenue and expense recognition - Rental income attributable to residential leases is recognized on a straight-line basis. Leases entered into between tenants and the Company are generally for a one-year term. We estimate losses that may result from the inability of our tenants to make payments required under the terms of the lease based on payment history and current credit status. As of March 31, 2014, we had no allowance for such losses. We accrue for property taxes and homeowner’s association assessments based on amounts billed, and, in some circumstances, estimates and historical trends when bills or assessments are not available. If these estimates are not reasonable, the timing and amount of expenses recorded could impact our financial statements.

Segment reporting - Under the provision of ASC 280, Segment Reporting, the Company has determined that it has one reportable segment with activities related to acquiring, renovating, leasing and operating single-family homes as rental properties. 100% of the Company’s revenues are derived from rental income through the leasing of its properties.

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

Note 3 - Lease income

We generally rent our properties under non-cancelable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties as of March 31, 2014 is $387,100 and $48,237 to be earned in the periods ending September 30, 2014 and 2015, respectively.

Note 4 - Shareholders’ equity

Effective as of September 12, 2013, as part of the reincorporation of the Company by merger with and into American Housing REIT Inc., the Company increased its authorized shares of capital stock to 110,000,000, $0.001 par value per share, of which 100,000,000 shares are authorized as common stock and 10,000,000 as preferred stock. The Company had 23,030 of common stock issued and outstanding as of March 31, 2014.

On May 27, 2014, the Board of Directors of the Company unanimously adopted resolutions approving a reverse stock split of the outstanding shares of Common Stock at the ratio of 1-for-150. On May 27, 2014, pursuant to Section 2-505(b)(2) of the Maryland General Corporation Law (the “MGCL”) and as provided by the Company’s Charter, we received written consent approving the Reverse Stock Split from HFE USA, LLC, a wholly owned subsidiary of Heng Fai Enterprises, the holder of 272,755 shares (approximately 99.6%) of the 273,922 shares of our issued and outstanding shares of Common Stock. The Reverse Stock Split was effective July 28, 2014, and reduced the outstanding common shares to 273,922.

Since July 19, 2013, the Company has been financed by Heng Fai Enterprises, its majority shareholder. As of March 31, 2014, Heng Fai Enterprises loaned the Company an aggregate of $7,249,208 (collectively the “HFE Loan”). As of March 31, 2014, we have used $6,116,619 of the HFE Loan to acquire SFRs and $274,552 for corporate operations leaving a balance of $858,037 currently held in escrow for future acquisitions and other general corporate purposes. On April 14, 2014, we agreed with Heng Fai Enterprises to convert $3,050,218 of the HFE Loan and issue an unsecured promissory note bearing interest at the rate of 4.0% per annum effective as of January 1, 2014, payable on demand, but no later than March 1, 2019, and treat $3,050,217 of the HFE Loan as a contribution to our capital and agreed to issue 250,892 shares of our unregistered common stock to Heng Fai at a conversion price of $12.1575 per share. See Notes 5 and 9 for additional information regarding the HFE Loan.

Note 5 - Related party transactions

Advisory Management Agreement - The Company is currently negotiating an advisory management agreement with Inter-American Management, LLC (the “Advisor”). The Advisor is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations. For performing these services, we estimate we will pay the Advisor an advisory management fee equal to 1.50% per year of net asset value. For the three and six months ended March 31, 2014, there were no advisory management fees incurred to the Advisor as the Company is still in discussions with the Advisor to finalize the fee.

Allocated General and Administrative Expenses – In the future, the Company may receive an allocation of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the properties.  There were no allocated general and administrative expenses from the Advisor for the three or six months ended March 31, 2014.

Note Payable to Shareholder – As discussed further in Note 6, Heng Fai Enterprises, the majority shareholder is loaning the Company funds to acquire the SFRs pursuant to the HFE Loan. As of March 31, 2014, we have borrowed from Heng Fai Enterprises an aggregate of $7,249,208. We have used $6,116,619 of the HFE Loan to acquire single family homes and $274,552 for corporate operations leaving a balance of $858,037 currently held in escrow for future acquisitions and other general corporate purposes. The HFE Loan is unsecured, due on demand, and bears no interest. On April 14, 2014 we agreed with Heng Fai Enterprises to convert $3,050,218 of the HFE Loan and issue an unsecured promissory note bearing interest at the rate of 4.0% per annum effective as of January 1, 2014, payable on demand, but no later than March 1, 2019, and treat $3,050,217 of the HFE Loan as a contribution to our capital and agreed to issue 250,892 shares of our unregistered common stock to Heng Fai at a conversion price of $12.1575 per share. As we use additional amounts of the HFE Loan in the future for acquisitions or working capital purposes, such amounts will be treated one-half as a loan and one-half as a contribution to our capital on the same terms as the April 14, 2014 conversion discussed above. Shares of our unregistered common stock issued to Heng Fai Enterprises as a result of these conversions will be subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events. See Note 9 for additional information regarding the HFE Loan.

Note 6 – Single family residence Acquisitions

As of March 31, 2014, the Company has purchased 46 single family homes. The following table sets forth the metropolitan statistical area, metropolitan division, number of homes, and aggregate investment and average investment per home for each home acquired.

MSA/Metro Division	Number of Homes	Aggregate Investment	Average Investment Per Home
Atlanta, GA	2	$233,042	$116,521
Dallas-Fort Worth, TX	24	3,159,997	131,667
Houston, TX	20	$2,723,580	$136,179
Total	46	$6,116,619	$132,970

The Company has assessed, where applicable, whether a lease in place represented a significant contractual relationship and concluded given the short-term nature of any current lease no significant intangible asset was present. As a result, the Company has concluded the acquisitions represent asset acquisitions.

The Company computes depreciation using the straight-line method over the estimated useful lives of 40 years for building cost. We make this determination based on subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in single family real estate.

The purchase price for the single family homes was funded by the Company’s majority shareholder under the HFE Loan discussed in Note 5 above.

Note 7 - Commitments and contingencies

Property Management Agreement - In December 2013, the Company entered into property management agreements with the property managers under which the property managers generally oversaw and directed the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. We pay our property manager a property management fee equal to 8% of collected rents and a leasing fee equal to one month of each lease’s annual rent. For the three months ended March 31, 2014, property management fees incurred to the property managers were $8,554 and for the six months ended March 31, 2014, property management fees incurred to the property managers were $11,187. For the three and six months ended March 31, 2014, there were $2,681 in leasing fees incurred to the property managers.

As of March 31, 2014, the Company has entered into purchase contracts for 24 additional single family homes for an aggregate purchase price of $2,756,515. The homes are expected to close in the next three months. Although the Company is working toward acquiring these homes, there can be no assurance that they will close on the properties under contract.

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

There were no balance sheet results from discontinued operations as of March 31, 2014 or September 30, 2013. The results of discontinued operations of the internet marketing agency for the three month period ended March 31, 2014 and for the six month period ended March 31, 2014 is summarized as follows:

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2014	2014
Revenues
Custom professional service revenues	$500	$500
Monthly subscription fees	18,500	39,000

Total Revenues	19,000	39,500

Cost of revenues	7,154	23,983

Gross Profit	11,846	15,517

Operating Expenses
General and administrative	14,743	77,453
General and administrative costs from a related party	-	3,000

Total Operating Expenses	14,743	80,453

Loss from operations	(2,897)	(64,936)

Other (income) expenses
Interest expense	4,839	7,603

Total Other Expenses	4,839	7,603

Loss before taxes	(7,736)	(72,539)

Income tax provision	-	67

Loss from Discontinued Operations	$(7,736)	$(72,606)

Note 9 - Subsequent Events

For the period April 1, 2014 to August 15, 2014, the Company acquired 84 single family homes for a total purchase price of approximately $8,753,485 and contracted to acquire 104 single family homes for a total purchase price of approximately $10,067,000.

In November and December of 2013 and in January, February, and March, 2014, the Company borrowed an aggregate of $7,249,208 from Heng Fai Enterprises pursuant to the HFE Loan. We have used $6,116,619 of the HFE Loan to acquire single family homes and $274,552 for corporate operations leaving a balance of $858,037 currently held in escrow for future acquisitions and other general corporate purposes. The HFE Loan is unsecured, due on demand, and bears no interest. On April 14, 2014 we agreed with Heng Fai Enterprises to convert $3,050,218 of the HFE Loan and issue an unsecured promissory note bearing interest at the rate of 4.0% per annum effective as of January 1, 2014, payable on demand, but no later than March 1, 2019, and treat $3,050,217 of the HFE Loan as a contribution to our capital and agreed to issue 250,892 shares (of our unregistered common stock to Heng Fai Enterprises at a conversion price of $12.1575 per share. As we use additional amounts of the HFE Loan in the future for acquisitions or working capital purposes, such amounts will be treated one-half as a loan and one-half as a contribution to our capital on the same terms as the April 14, 2014 conversion discussed above. Shares of our unregistered common stock issued to Heng Fai Enterprises as a result of these conversions will be subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

On April 17, 2014, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s common stock in the amount of $0.0017 per share, for a total amount of $69,850, payable on April 23, 2014 to stockholders of record at the close of business on April 23, 2014.

Reverse Stock Split

On July 18, 2014, the Company completed a reverse stock split of the outstanding shares of its Common Stock at the ratio of 1-for-150. As of May 27, 2014 and prior to the July 18, 2014 effective date of the Reverse Stock Split, the Company had 41,088,295 shares of its Common Stock issued and outstanding which amount was reduced to 273,942 shares immediately after the effective date of the stock split. All share and per share information contained herein gives retroactive effect to the Reverse Stock Split.

Additional Heng Fai Enterprises Funding

On April 14, 2014, Heng Fai Enterprises provided an additional $5,623,029 in funding to the Company. On July 18, 2014, the Board of Directors of the Company restructured this amount pursuant to the Master Funding Agreement. The Company converted this funding to $2,811,514 in debt accruing interest at the rate of 4% per annum and converted the remaining $2,811,514 into shares of the Company’s common stock at $12.1575 and issued to Heng Fai Enterprises an additional 231,257 of the Company’s common stock. As of June 30, 2014, Heng Fai Enterprises owned 504,013 shares of the Company’s common stock.

Second Dividend

On July 18, 2014, the Company declared a dividend of $0.24315 per share to holders of the common stock as of July 31, 2014, and payable on July 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements.”

Overview

American Housing REIT Inc. (the “Company,” “we,” “our” and “us”) is a Maryland corporation formed on September 12, 2013.  Since July 19, 2013, we have undertaken a new strategy focused on acquiring and managing single-family residential properties (“SFRs”) operated as rental properties, and have wound down the interactive marketing agency business. We intend to operate the Company in a manner that will allow us to qualify and elect to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

Acquisition of OnTarget360 Group, Inc. and Merger with American Housing REIT Inc.

OnTarget360 Group, Inc. (formerly CWS Marketing & Finance Group Inc.) (“OnTarget”) was incorporated on December 4, 2009. On July 19, 2013, Heng Fai Enterprises, Limited, a Hong Kong company (f/k/a Xpress Group, Limited) (“Heng Fai Enterprises”) purchased an aggregate of 21,863 shares (the “Shares”) of OnTarget360 Group’s common stock, representing approximately 94.9% of its issued and outstanding common stock. Of these shares, 17,954 shares were acquired from CFO Managed Fund I, LLC for $218,275, 920 shares were acquired from Howard Kaplan, the Company’s former Chief Executive Officer and director, for $11,185; 1,022 shares were acquired from Metacomet Company, LLC for $12,439, 681 shares were acquired from GRC Ventures I, LLC for $8,282, 953 shares were acquired from Chris Neuert for $11,587 and 333 shares were acquired from Chris Guaquie for $4,051.

On July 19, 2013, the board of directors of OnTarget360 appointed Conn Flanigan as its Chief Executive Officer, Chief Financial Officer and a director, replacing Mr. Kaplan in such positions.

The Company is the surviving entity from its merger with OnTarget.  During the time period between Heng Fai Enterprises’ acquisition and December 31, 2013, the management of OnTarget began developing its new SFR strategy and evaluating the REIT tax structure. In connection with its plan to qualify and elect to be taxed as a REIT, OnTarget re-domiciled from Delaware to Maryland, which is the most common state domicile for REITs. OnTarget also renamed itself as American Housing REIT Inc. To accomplish this re-domicile, OnTarget initiated a merger. On September 12, 2013, American Housing REIT Inc., a Maryland corporation that is wholly owned by Heng Fai Enterprises, OnTarget’s 94.9% stockholder, was incorporated for the sole purpose of facilitating the Company’s reincorporation in Maryland. OnTarget’s board of directors unanimously approved the adoption of a proposal that we merge into and with American Housing REIT Inc. (the “Merger”). On October 11, 2013, upon the recommendation of our board of directors, Heng Fai Enterprises, the holder of approximately 94.9% our outstanding common stock and voting power, signed a written consent approving the Merger. As a result, the Merger has been approved and neither a meeting of our stockholders nor additional written consents was necessary.

Financing Arrangement

Since July 19, 2013, the Company has been financed by Heng Fai Enterprises, its majority shareholder. As of March 31, 2014, Heng Fai Enterprises loaned the Company an aggregate of $7,249,208 (collectively the “HFE Loan”). The HFE Loan carries zero interest and has an indefinite term, but is callable by Heng Fai Enterprises at any time. We have used $6,116,619 of the HFE Loan to acquire single family homes and $274,552 for corporate operations leaving a balance of $858,037 currently held in escrow for future acquisitions and other general corporate purposes. The HFE Loan is unsecured, due on demand, and bears no interest. On April 14, 2014 we agreed with Heng Fai to convert $3,050,218 of the HFE Loan and issue an unsecured promissory note bearing interest at the rate of 4.0% per annum effective as of January 1, 2014, payable on demand, but no later than March 1, 2019, and treat $3,050,217 of the HFE Loan as a contribution to our capital and agreed to issue 250,892 shares of our unregistered common stock to Heng Fai at a conversion price of  $12.158 per share .As we use additional amounts of the HFE Loan in the future for acquisitions or working capital purposes, such amounts will be treated one-half as a loan and one-half as a contribution to our capital on the same terms as the April 14, 2014 conversion discussed above. Shares of our unregistered common stock issued to Heng Fai as a result of these conversions will be subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

Although the Company remains reliant on Heng Fai Enterprises for capital, the Company expects to seek third party financing in 2014. We currently have no agreements to obtain loans or lines of credit through any third parties. The inability to raise funds through third parties may negatively impact our Company.

As of March 31, 2014, we owned 46 properties in Texas and Georgia with an aggregate investment of $6,116,619.

We are externally managed and advised by Inter-American Management Corporation (the “Advisor”) and the leasing, managing, and advertising of our properties is overseen and directed by various third-party property managers. The Company is currently negotiating an advisory management agreement with Inter-American Management, LLC (the “Advisor”). The Advisor is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations. For performing these services, we estimate we will pay the Advisor an advisory management fee equal to 1.50% per year of net asset value. For the three and six months ended March 31, 2014, there were no advisory management fees incurred to the Advisor as the Company is still in discussions with the Advisor to finalize the fee.

Recent Developments

On April 14, 2014 Heng Fai Enterprises provided an additional $5,623,029 in funding to the Company. On July 18, 2014, the Board of Directors of the Company restructured this amount pursuant to the Master Funding Agreement. The Company converted this funding to $2,811,514 in debt accruing at 4% and converted the remaining $2,811,514 into shares of the Company at $12.1575 and issued an additional 231,257 common shares of the Company to Heng Fai Enterprises. As of June 30, 2014, Heng Fai Enterprises owned 504,013 common shares of the Company.

Strategy

Our primary business strategy is to acquire, lease and manage single-family homes as well-maintained investment properties to generate attractive risk-adjusted returns over the long-term. We employ a disciplined and focused approach to evaluating acquisition opportunities, considering the mix of rent yield and future home price appreciation potential when selecting a market and investment. Our strategic aggregation of single-family homes provides a strong foundation for creating long-term home price appreciation in our portfolio. We believe our founders’ years of experience in the single-family rental sector provides us with the expertise to successfully execute our business strategy nationally to institutional standards. We are building the infrastructure to acquire large numbers of properties through multiple acquisition channels. We source individual properties through wholesalers, aggregators, and brokers, and portfolios of properties through brokerages or directly from operators, investors or banks, and, in the future, we may source assets from these channels and government-sponsored entities, or GSEs. We generally source homes that are in “rent-ready” condition to a standard that we believe appeals to our target tenants’ preferences, enabling us to attract qualified tenants and to provide a high level of service to retain our tenants.  We plan to continue acquiring  in markets that satisfy our investment criteria.

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

Property Portfolio

The following table presents summary statistics of our single-family homes by metropolitan statistical area, or MSA, and metropolitan division, or metro division, as of March 31, 2014. The table includes our entire portfolio of single-family homes.

Total Portfolio of Single-Family Homes - Summary Statistics

MSA/Metro Division	Number of Homes	Aggregate Investment	Average Investment Per Home (1)	Percentage Leased	Average Monthly Rent (2)	Average Age (years)	Average Size (Square feet)
Atlanta, GA	2	$233,042	116,521	100%	1,250	8	2,141
Dallas-Fort Worth, TX	24	3,159,997	131,667	100%	1,493	12	1,926
Houston, TX	20	2,723,580	136,179	90%	1,362	23	2,042
Total/Weighted Average	46	$6,116,619	132,970	96%	1,426	16	1,986

MSA/Metro Division	Number of Homes	Aggregate Investment	Average Investment Per Home (1)	Percentage Leased	Average Monthly Rent (2)	Average Age (years)	Average Size (Square feet)
Atlanta, GA	2	$233,042	116,521	100%	1,250	8	2,141
Dallas-Fort Worth, TX	24	3,159,997	131,667	100%	1,493	12	1,926
Houston, TX	20	2,723,580	136,179	90%	1,362	23	2,042
Total/Weighted Average	46	$6,116,619	132,970	96%	1,426	16	1,986

(1)	Represents average purchase price (including broker commissions and closing costs) plus average capital expenditures.
(2)	Represents annualized average monthly rent per leased home.

Highlights of Second Quarter of 2014

Acquisitions

From January 1, 2014 to March 31, 2014, we acquired 16 single family homes, of which 14 are in Texas and two are in Georgia, for a total investment of approximately $2,127,000. As of March 31, 2014, we have 40 single family homes under contract for an aggregate purchase price of $4,885,191. There is no assurance that we will close on the properties we have under contract.

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

The acquisition of properties involves the expenditure of capital in addition to payment of the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes, homeowners’ association (“HOA”) fees (when applicable) and restoration costs.

Revenue

Our revenue comes primarily from rents collected under lease agreements for our properties. These include mostly short-term leases that we enter into directly with tenants, which typically have a term of one year. For the three and six months ended March 31, 2014, approximately 100% of our total revenue was attributable to rental activity. Over time, we expect most of our revenue to be derived from leasing our properties. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including, market conditions, seasonality, tenant defaults, and the amount of time it takes us to restore and re-lease vacant properties.

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

The growth of our portfolio has been initiated in recent months, as we have commenced acquiring properties in Texas and Georgia. We are actively identifying other markets in which to invest.

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

Overhead

We will incur expenses associated with our real estate acquisition  platform, such as compensation expense and other general and administrative costs. In the near term, as our business grows, we may hire additional employees, which will increase our general and administrative costs. In addition, we will incur additional costs related to operating as a public company due to increased legal, insurance, accounting and other expenses related to corporate governance, SEC reporting and other compliance matters. Over time, we expect these costs to decline as a percentage of revenue as our portfolio grows.

Based on our experience, we believe that the property-related expenses for vacancy, bad debt, property taxes, insurance, HOA fees, repairs and maintenance and capital expenditure reserves and the costs for property management services, such as managing the process of restoring, marketing, leasing and maintaining our stabilized SFRs, will average a significant amount of gross rental revenue. Variations in asset level returns will be due to a variety of factors, including location, age and condition of the property and the efficiency of our property management services.

Results of Operations

We believe our financial results during the three and six months ended March 31, 2014 are not representative of our future financial results as this was the initial period of our SFR operations. We have been experiencing rapid growth since the commencement of our investment activities. We also have not included discussion of our discontinued marketing operation in the previous periods ending March 31, 2013.

Rental Revenue

Rental revenue includes rental revenue from our residential properties, application fees and lease termination fees. As of March 31, 2014, approximately 96% of our properties were leased.

Property Operating and Maintenance

Property operating and maintenance expenses were $19,110 for the three months ended March 31, 2014 and $22,182 for the six months ended March 31, 2014, and include all direct and indirect costs related to operating our residential properties, including management fees, insurance, utilities, landscaping and general repairs and maintenance, other than real estate taxes and HOA fees, which are presented separately in our March 31, 2014 unaudited condensed statement of operations.

Real Estate Taxes

Real estate taxes were $21,584 for the three months ended March 31, 2014 and $27,129 for the six months ended March 31, 2014. Upon acquisition of a home, its real estate taxes are set based upon municipal and state laws. These costs generally remain constant throughout the year and have little variation. Because these expenses are relatively fixed during each year, our operating margin has an opportunity to improve as our properties begin generating rental revenue.

Homeowners’ Association Fees

HOA fees were $4,726 for the three months ended March 31, 2014 and $4,984 for the six months ended March 31, 2014. Like real estate taxes, these fees are determined upon each property’s acquisition and generally remain fixed thereafter based upon the existing HOA agreements.

Depreciation and Amortization

Depreciation and amortization includes depreciation expense on our real estate portfolio using the straight-line method over the estimated useful lives of the respective assets, ranging from 5 to 40 years, from the date of acquisition. Depreciation and amortization also includes amortization expense related to deferred leasing costs and other direct costs capitalized associated with leasing our properties, amortized over the remaining term of the related leases, if applicable.

General and Administrative

General and administrative expenses include additional costs such as increased legal, accounting and other expenses related to corporate governance, SEC reporting and other compliance matters.

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

Investment in Real Estate

Transactions in which single-family properties are purchased that are not subject to an existing significant lease are treated as asset acquisitions, and as such are recorded at their purchase price, including acquisition fees, which is allocated to land and building based upon their relative fair values at the date of acquisition. Single-family properties that are acquired either subject to a significant existing lease or as part of a portfolio level transaction with significant leasing activity are treated as a business combination under ASC 805, Business Combinations, and as such are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined based on ASC 820, Fair Value Measurements and Disclosures, primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company utilizes market comparable transactions such as price per square foot to assist in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions. The value of acquired leases, if applicable, is estimated based upon the costs we would have incurred to lease the property under similar terms. As of March 31, 2014, all single-family properties closed by the Company have been recorded as asset acquisitions given the insignificant nature of the leasing activity.

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

Leasing Costs

Direct and incremental costs we incur to lease the properties are capitalized and amortized over the term of the lease, usually one year. Amortization of leasing costs is included in property operating expenses. Pursuant to the property management agreement with our property managers, we pay a leasing fee equal to one payment of each lease’s monthly rent. As of March 31, 2014, we have recorded leasing costs of $2,685.

Depreciation and Amortization

Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 40 years. Depreciation expense related to single-family properties was $23,803 for the three months ended March 31, 2014 and $30,699 for the six months ended March 31, 2014, based on an estimated useful life of 40 years.

Revenue and Expense Recognition

Rental income attributable to residential leases is recognized on a straight-line basis. Leases entered into between tenants and the Company are generally for a one-year term. We estimate losses that may result from the inability of our tenants to make payments required under the terms of the lease based on payment history and current credit status. As of March 31, 2014, we had no allowance for such losses. We accrue for property taxes and homeowner’s association assessments based on amounts billed, and, in some circumstances, estimates and historical trends when bills or assessments are not available. If these estimates are not reasonable, the timing and amount of expenses recorded could impact our financial statements.

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

To date, we have not declared any distributions. To qualify as a REIT for federal income tax purposes, we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. Subject to the requirements of the Maryland General Corporation Law, or the MGCL, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our Board of Directors.

Operating Activities

Cash from operating activities is primarily dependent upon the number of owned properties, occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent, the interest rates specified in our portfolio of private mortgage financings and the level of our operating expenses and general and administrative costs. Cash provided by operating activities for the six months ended March 31, 2014 was $162,992.

Investing Activities

Cash used in investing activities for the six months ended March 31, 2014 was $6,974,656 and was primarily the result of property acquisitions. The average purchase price for newly acquired properties was $132,970 for acquisitions that occurred in the six months ended March 31, 2014.

Financing Activities

Cash provided by financing activities for the six months ended March 31, 2014 was $7,210,269 and was primarily attributable to proceeds from the majority shareholder.

Off-Balance Sheet Arrangements

As of March 31, 2014, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014. We have identified the following material weaknesses as of March 31, 2014:

Certain aspects of the financial reporting process were materially deficient because it lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements. This material weakness resulted in the Company failing to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2014.

Remediation of Material Weakness in Internal Control

We recently retained a Chief Financial Officer and a controller to process the financial information of the Company and the related public reporting in an effort to remediate the material weaknesses described above.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. MINE SAFETY DISCLOSURES

    Not applicable.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, by and between the Company and American Housing REIT Inc., dated January 3, 2013 (Incorporated by reference to Exhibit A of the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on February 5, 2014).

3.1(a)	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 filed with the SEC on September 1, 2011).
3.1(b)*	Certificate of Amendment effective on January 1, 2012.
3.1(c)
Articles of Amendment and Restatement of American Housing REIT Inc. (Incorporated by reference to Exhibit B of the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on February 5, 2014).

3.1(d)	American Housing REIT Inc. Articles Supplementary, effective July 18, 2014 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2014).
3.2(a)	Bylaws of American Housing REIT Inc. (Incorporated by reference to Exhibit C of the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on February 5, 2014).
10.1
Master Funding Agreement between American Housing REIT, Inc. and Heng Fai Enterprises, Ltd. dated April 14, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Current on Form 8-K filed with the SEC on April 17, 2014).

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

AMERICAN HOUSING REIT INC.

Date: October 6, 2014	By:	/s/ CONN FLANIGAN
Conn Flanigan
Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)