Form 10-K/A
period 2013-09-30
American Housing REIT Inc.
filed 2014-11-26
CIK 1506385

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

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

EXPLANATORY NOTE

This Amendment No. 1 is being filed for the purpose of inserting (1) an updated date in the Management’s Report on Internal Control over Financial Reporting on page 10; and (2) Exhibits 31 and 32 which were inadvertently omitted from the initial filing. Except for these corrections, there have been no changes in any of the financial or other information contained in the report.

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

On July 17, 2013, as part of the agreement to change control and discontinue the prior business, the note holder agreed to cancel all the outstanding notes and accrued interest relating to the notes totaling $134,752 resulting in a gain reflected in discontinued operations.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of September 30, 2013.   This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this assessment, management has concluded that, as of September 30, 2013, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

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