Form 10-Q
period 2014-06-30
American Housing REIT Inc.
filed 2014-12-15
CIK 1506385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2014.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number: 333-170828

AMERICAN HOUSING REIT INC.
 (Exact name of registrant in its charter)

Maryland	46-4022327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 450 Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 953-4245
1601 Blake Street, Suite 310, Denver, CO 80202
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  ☐Yes ☑No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes ☑No 
(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding December 11, 2014
Common Stock, $0.01 par value per share	505,199

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

AMERICAN HOUSING REIT INC.
CONDENSED BALANCE SHEETS

Assets	June 30, 2014 (unaudited)	September 30, 2013
Investment in real estate:
Land	$2,509,969	$-
Building and improvements	9,261,666	-
	11,771,635	-
Less: accumulated depreciation	(74,975)	-
Investment in real estate, net	11,696,660	-
Cash	476,221
Escrow deposits	2,415,849	-
Rents and other receivables, net	121,720	-
Intangible asset, net	43,320	-
Total assets	$14,753,770	$-

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	229,074	28,319
Security deposits	162,960	-
Prepaid rent	35,274	-
Note payable to shareholder	11,407,428	10,620
Total liabilities	11,834,736	38,939
Equity:
American Housing REIT Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value, 100,000,000 shares authorized; 273,942 and 23,030 shares issued and outstanding at June 30, 2014 and September 30, 2013; respectively	2,739	230
Additional paid-in capital	3,168,058	108,041
Accumulated deficit	(251,763)	(147,210)
Total American Housing REIT Inc. stockholders’ equity (deficit)	2,919,034	(38,939)
Total liabilities and stockholders’ equity	$14,753,770	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

AMERICAN HOUSING REIT INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Nine Months Ended June 30,	Nine Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Rental revenue	$306,492	$-	$489,859	$-
Other revenue	2,947	-	7,570	-
Total revenue	309,439	-	497,429	-
Expenses:
Property operating expenses	68,972	-	79,967	-
Office/General Administrative	71,476	-	73,857	-
Property management fees	21,196	-	32,383	-
Real estate taxes	37,902	-	65,031	-
Homeowners’ association fees	7,127	-	12,111	-
Depreciation and amortization	88,875	-	193,737	-
Interest Expense	73,446		73,446
Income tax	-	-	1,600	-
Total expenses	368,994	-	532,132	-
Income from continuing operations	(59,555)	-	(34,703)	-
Loss from discontinued operations	-	(13,381)	-	(85,986)
Net loss	$(59,555)	$(13,381)	$(34,703)	$(85,986)

Net loss per share – Basic and Diluted
Continuing operations	$(0.25)	$-	$(0.37)	$-
Discontinued operations	-	(0.58)	-	(3.73)
Net loss per share – Basic and Diluted	$(0.25)	$(0.58)	$(0.37)	$(3.73)
Weighted-average shares outstanding – Basic and Diluted	237,682	23,030	93,794	23,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN HOUSING REIT INC.
CONDENSED STATEMENTS OF CASH FLOWS
 (unaudited)

	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013
Operating activities
Net loss	$(34,703)	$(85,986)
Adjustments to reconcile net loss to net cash provided byoperating activities:
Depreciation and amortization	193,737	-
Changes in operating assets and liabilities:
Rent and other receivables, net	(121,720)	-
Accounts receivable, net	-	3,500
Accrued interest	-	11,248
Accounts payable, accrued expenses and other	202,443	(10,612)
Security deposits	162,960	-
Prepaid rent	35,274	-
Net cash provided by (used in) operating activities	437,991	(81,850)
Investing activities:
Escrow deposits for purchase of single family properties	(2,415,849)	-
Purchase of land, building and improvements, and intangible	(11,933,717)	-
Net cash used in investing activities	(14,349,566)	-
Financing activities:
Note payable from shareholder	14,457,646	-
Distribution to common shareholders	(69,850)	-
Note payable from former shareholder	-	80,000
Net cash provided by financing activities	14,387,796	80,000
Net increase in cash and cash equivalents	476,221	(1,850)
Cash and cash equivalents—beginning of period	-	3,023
Cash and cash equivalents—end of period	$476,221	$1,173

Supplemental cash flow information:
Cash payments for interest	$-	$-

Noncash financing and investing activities:
Note payable to shareholder converted to equity	$3,050,218	$-
Accounts payable settled by related party	$41,847	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN HOUSING REIT INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and operations

American Housing REIT Inc. (the “Company,” “we,” “our” and “us”) was incorporated in Delaware on December 4, 2009 under the name CWS Marketing & Finance Group, Inc. (and later renamed to OnTarget360 Group, Inc. [“OnTarget”]) until September 12, 2013 when it redomiciled as a Maryland corporation and changed its name to American Housing REIT Inc..   Since July 19, 2013, we undertook a new strategy focused on acquiring and managing single-family residential properties (“SFRs”) to be operated as rental properties, and have wound down the interactive marketing agency business.  We intend to operate the Company in a manner that will allow us to qualify and elect to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  As of June 30, 2014, we owned 97 properties in Texas, Georgia, Florida, and North Carolina.

Acquisition of OnTarget and Merger with American Housing REIT Inc.

On July 19, 2013, Heng Fai Enterprises, Limited, a Hong Kong company (f/k/a Xpress Group, Limited) (“Heng Fai ”; “Heng Fai” may also refer to its wholly owned subsidiaries) purchased an aggregate of 21,863 shares (the “Shares”) of OnTarget’s common stock, representing approximately 94.9% of its issued and outstanding common stock.

Upon Heng Fai’s acquisition of OnTarget, we developed a new SFR strategy and evaluated the REIT tax structure. In connection with our plan to qualify and elect to be taxed as a REIT, OnTarget re-domiciled from Delaware to Maryland, which is the most common state domicile for REITs.  To accomplish this re-domicile, OnTarget initiated a merger with American Housing REIT Inc., a Maryland corporation, with American Housing REIT, Inc. the surviving entity.  As part of this redomicile, OnTarget also renamed itself as American Housing REIT Inc.

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

Property Acquisitions – When at the date of acquisition the property has an existing tenant the Company accounts for its acquisition of real estate in accordance with FASB ASC 805, Accounting for Business Combinations, Goodwill, and Other Intangible Assets, which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, and identified intangible assets, potentially consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and security deposits, based in each case on their fair values.  The Company has identified one intangible asset related to its in-place tenants which at the dates of acquisition aggregated to $162,082.  This amount is recorded net of accumulated amortization of $118,762 on the accompanying balance sheet.

The Company allocates the purchase price to tangible assets of an acquired property (which includes land and building) based on the estimated fair values of those tangible assets, assuming the property was vacant. Fair value for land and building is based on the purchase price for these properties. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair values of the tangible and intangible assets and liabilities acquired.

Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. These estimates are inherently subjective in nature and actual results could differ from estimates and the differences may be material.

Recently issued and adopted accounting standards - In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations such as a major line of business, major geographic area or a major equity method investment, should be presented as discontinued operations. In addition the new guidance will require expanded disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. The guidance will be effective for all disposals of components (or classifications as held for sale) that occur within annual periods beginning on or after December 15, 2014 and is not expected to have a material impact on the Company's financial statements.

In May 2014, FASB released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance is effective for the Company as of January 1, 2017.  This guidance is required to be applied (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company is evaluating the guidance including the impact on its consolidated financial statements.

Income taxes - We plan on electing to be taxed as a REIT for federal income tax purposes beginning in 2014.  REITs are generally not subject to federal income taxes if the Company can meet many specific requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and if we create a Taxable REIT Subsidiary (“TRS”), the TRS will be subject to federal, state and local taxes on its income at regular corporate rates. We estimate income tax expense is $0 and $1,600 for the three and nine months ended June 30, 2014.  The Company recognizes the tax effects of uncertain tax positions only if the position is more likely than not to be sustained upon audit, based on the technical merits of the position.  The Company has not identified any material uncertain tax positions and recognizes interest and penalties in income tax expense, if applicable.  The Company is currently not under examination by any income tax jurisdiction.

SFRs - Transactions in which SFR’s are purchased that are not subject to an existing significant lease are treated as asset acquisitions, and as such are recorded at their purchase price, including acquisition fees, which is allocated to land and building based upon their relative fair values at the date of acquisition. SFR’s that are acquired either subject to a significant existing lease or as part of a portfolio level transaction with significant leasing activity are treated as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations, and as such are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined based on ASC 820, Fair Value Measurements and Disclosures, primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company utilizes market comparable transactions such as price per square foot to assist in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions. The value of acquired leases, if applicable, is estimated based upon the costs we would have incurred to lease the property under similar terms.

Impairment of long lived assets - The Company evaluates its SFR’s for impairment periodically or whenever events or circumstances indicate that its carrying amount may not be recoverable. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, we would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.

Leasing costs - Direct and incremental costs we incur to lease the properties are capitalized and amortized over the term of the lease, usually one year. Amortization of leasing costs is included in property operating expenses. Pursuant to the property management agreement with our property managers, we will pay a leasing fee equal to one payment of each lease’s monthly rent (see Note 7).  As of June 30, 2014, we have not recorded any leasing costs.

Depreciation and amortization - Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 40 years.  Depreciation expense related to SFR’s was approximately $46,302 for the three months ended June 30, 2014 and approximately $74,975 for the nine months ended June 30, 2014.  Amortization expense related to the Company’s in-place lease intangible asset is calculated based on the remaining useful life of the initial lease term and was approximately $42,573 for the three months ended June 30, 2014 and approximately $118,762 for the nine months ended June 30, 2014.

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

Escrow deposits - Escrow deposits include refundable and non-refundable cash earnest money deposits for the purchase of properties including advances from Heng Fai Enterprises. In addition, escrow deposits may include amounts paid for SFR’s in certain states which require a judicial order when the risk and rewards of ownership of the property are transferred and the purchase is finalized.

Revenue and expense recognition - Rental income attributable to residential leases is recognized on a straight-line basis. Leases entered into between tenants and the Company are generally for a one-year term. We estimate losses that may result from the inability of our tenants to make payments required under the terms of the lease based on payment history and current credit status. As of June 30, 2014, we had no allowance for such losses. We accrue for property taxes and homeowner’s association assessments based on amounts billed, and, in some circumstances, estimates and historical trends when bills or assessments are not available. If these estimates are not reasonable, the timing and amount of expenses recorded could impact our financial statements.

Segment reporting - Under the provision of ASC 280, Segment Reporting, the Company had determined that it has one reportable segment with activities related to acquiring, renovating, leasing and operating single-family homes as rental properties. 100% of the Company’s revenues are derived from rental income through the leasing of its properties.

Fair Value of Financial Instruments - Fair value is a market-based measurement, and should be determined based on the assumptions that market participants would use in pricing an asset or liability. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

• Level 1-Inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets;

• Level 2-Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

• Level 3-Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying amount of rents and other receivables, prepaid expenses and other assets, accounts payable and accrued expenses and notes payable to shareholder approximate fair value because of the short maturity of these amounts.

Note 3 - Lease income

We generally rent our properties under non-cancelable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties at June 30, 2014, through the end of their terms, are as follows:

Year
July 1, 2014 - September 30, 2014	$418,508
Fiscal Year 2015	304,135
Fiscal Year 2016	5,054

Total	$727,697

Note 4 - Shareholders’ equity

Effective as of September 12, 2013, as part of the reincorporation of the Company by merger with and into American Housing REIT Inc., the Company increased its authorized shares of capital stock to 110,000,000, $0.001 par value per share, of which 100,000,000 shares are authorized as common stock and 10,000,000 as preferred stock. The Company had 273,942 of common stock issued and outstanding as of June 30, 2014.

On May 27, 2014, the Board of Directors of the Company unanimously adopted resolutions approving a reverse stock split of the outstanding shares of Common Stock at the ratio of 1-for-150 (the “Reverse Stock Split”).  On May 27, 2014, pursuant to Section 2-505(b)(2) of the Maryland General Corporation Law (the “MGCL”) and as provided by the Company’s Charter, we received written consent approving the Reverse Stock Split from HFE USA, LLC, a wholly owned subsidiary of Heng Fai, the holder of 272,756 shares (approximately 99.6%) of the 273,942 shares of our issued and outstanding shares of Common Stock. The Reverse Stock Split was effective July 28, 2014, and reduced the outstanding common shares to 273,942 (“Consolidated Shares”).  As a result of the Reverse Stock Split the par value was also adjusted from $0.001 to $0.01.

On April 17, 2014, the Board of Directors of American Housing REIT Inc. (the “Company”) declared a quarterly cash dividend on the Company’s common stock in the amount of $0.0017 per share (not adjusted for Reverse Stock Split), for a total amount of $69,850, payable on April 23, 2014 to stockholders of record at the close of business on April 23, 2014.

Note 5 - Related party transactions

Management Agreement - The Company has been advised and managed by Inter-American Management, LLC (the “Manager”).  On November 21, 2014, the Company entered into a written Management Agreement.  The Manager is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations. For performing these services, we will pay the Manager a management fee equal to the greater of 1.5% per year of net assets or $20,000 per month.  For the three and nine months ended June 30, 2014, advisory management fees incurred to the Manager were $60,000.  See the heading titled “Subsequent Events” for additional detail on the Management Agreement.

Allocated General and Administrative Expenses – In the future, the Company may receive an allocation of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the properties.   There were no allocated general and administrative expenses from the Advisor for the three or nine months ended June 30, 2014.

Note Payable to Shareholder –Heng Fai, the majority shareholder has loaned the Company funds to acquire the SFRs since inception. On April 14, 2014, the Company entered into a Master Funding Agreement with Heng Fai, with effective date of January 1, 2014. Heng Fai has advanced, prior to the effective date, and may advance, from time to time thereafter, funds to the Company on an interest-free basis (collectively, the “Loans”). The Loan proceeds are to be used by the Company to acquire single family homes and for other general corporate purposes. As of June 30, 2014, we have borrowed $14,457,646 under the Loans, of which $11,933,717 was used by the Company to acquire single family homes and $108,080 was used for general corporate purposes (the “Deployed Funds”) leaving a balance of $2,415,849 (the “Undeployed Funds”) in escrow. Until the date of termination as defined in the Master Funding Agreement, any Loan from Heng Fai to the Company will be evidenced by an interest-free demand promissory note (the “Master Note”)

On each date of deployment of any proceeds of the Loans, the outstanding principal balance of the Master Note will be automatically, and without further action by the Company or Heng Fai, reduced on a dollar for dollar basis by the amount of such deployed proceeds. Thereafter, one half of the amount of such deployed proceeds will be evidenced by a convertible demand promissory note dated as of the applicable deployment date made and one half of the amount will be deemed to be a contribution to the capital of the Company, with respect to which the Company agrees to issue its common stock in exchange therefor at a conversion price equal to $0.0810.

On April 14, 2014 we agreed with Heng Fai to convert $3,050,218 of the Deployed Funds and issue an unsecured convertible promissory note bearing interest at the rate of 4.0% per annum effective as of January 1, 2014, payable on demand, but no later than March 1, 2019 (the “HFE Note 1”).  Payment of interest shall be made in cash annually in arrears on each March 1 of each calendar year, commencing on March 1, 2015.  As of June 30, 2014, the HFE Note 1’s outstanding principal was $3,050,218. No payments of principal are due within the next 12 months. Interest expense for the HFE Note 1 was $73,446 for the three and nine months ended June 30, 2014. HFE may elect to convert all or a portion of the outstanding principal amount of the HFE Note 1 into shares of common stock in an amount equal to the principal amount of the HFE Loan, together with accrued but unpaid interest, divided by $12.1575 (adjusted from $0.0810 due to the Reverse Stock Split).

In conjunction with the issuance of the HFE Note 1, we agreed with Heng Fai to treat $3,050,218 of the Deployed Funds as a contribution to our capital and agreed to issue 250,892 shares of our unregistered common stock to Heng Fai at a conversion price of $12.1575 per share (adjusted from $0.08105 due to the Reverse Stock Split).  As we use additional amounts of the HFE Master Funding Agreement in the future for acquisitions or working capital purposes, such amounts will be treated one-half as a loan and one-half as a contribution to our capital on the same terms as the April 14, 2014 conversion discussed above.  Shares of our unregistered common stock issued to Heng Fai as a result of these conversions will be subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

Of the total borrowed as of June 30, 2014 of $14,457,646 disclosed above, $7,208,438 was funded during the quarter ended June 30, 2014, of which $5,623,029 were deployed and used during the quarter to acquire single family homes, leaving a balance of $1,585,409 in escrow for future acquisition.

On July 18, 2014 the Board of Directors of the Company restructured this amount pursuant to the Master Funding Agreement.  The Company converted the deployed portion of this funding to $2,811,514.63 in an unsecured convertible promissory note bearing interest at the rate of 4.0%, payable on demand, but no later than March 1, 2019 (the “HFE Note 2”). Payment of interest shall be made in cash annually in arrears on each March 1 of each calendar year, commencing on March 1, 2015.  In conjunction with the issuance of the HFE Note 2, we agreed with Heng Fai to convert the remaining $2,811,514.63 into unregistered shares of the Company’s common stock at $12.1575 per share (adjusted from $0.08105 due to the Reverse Stock Split) and issued an additional 231,257 common shares of the Company to Heng Fai.  Subsequent to this transaction, Heng Fai owns 504,013 common shares of the Company.

Note 6 – Single family residence Acquisitions

As of June 30, 2014, the Company has purchased 97 single family homes. The following table sets forth the metropolitan statistical area, metropolitan division, number of homes, and aggregate investment and average investment for each home acquired.

MSA/Metro Division	Number of Homes	Aggregate Investment	Average Investment Per Home
Atlanta, GA	11	$1,163,213	$105,747
Charlotte, NC	3	$282,734	$94,245
Dallas-Fort Worth, TX	32	$4,104,133	$128,254
Houston, TX	45	$5,640,359	$125,341
San Antonio, TX	3	$364,505	$121,502
Tampa, FL	3	$378,773	$126,258
Total/Weighted Average	97	$11,933,717	$123,028

The aggregate investment amount in the table above of $11,933,717 includes an identified intangible asset of $162,082.

As discussed in Note 2 – Significant Accounting Policies, when at the date of purchase the property has an existing tenant the Company accounts for the acquisition as a business combination in accordance with ASC 805.

The Company computes depreciation is computed using the straight-line method over the estimated useful lives of forty years for building cost.  We make this determination based on subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in single family real estate.

The purchase price for the single family homes was funded by the Company’s majority shareholder under the HFE Master Funding Agreement discussed in Note 5 above.

Note 7 - Commitments and contingencies

Property Management Agreement - The Company has entered into property management agreements with the property managers under which the property managers generally oversaw and directed the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. We pay our property managers a property management fee equal to 8% of collected rents and a leasing fee equal to one month of each lease’s annual rent. For the three months ended June 30, 2014, property management fees incurred to the property managers were $21,196 and for the nine months ended June 30, 2014, property management fees incurred to the property managers were $32,383.  For the three and nine months ended June 30, 2014, there were no leasing fees incurred to the property managers.

As of June 30, 2014, the Company has entered into purchase contracts for 20 additional single family homes for an aggregate purchase price of $1,554,000. The homes are expected to close in the next three months. Although the Company is working towards acquiring these homes, there can be no assurance that they will close on the properties under contract.

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

There were no balance sheet results from discontinued operations as of June 30, 2014 or September 30, 2013. The results of discontinued operations of the internet marketing agency for the three month period ended June 30, 2013 and for the nine month period ended June 30, 2013 is summarized as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2013	June 30, 2013
Revenues:
Custom professional service revenues	$-	$500
Monthly subscription fees	7,500	46,500

Total Revenues	7,500	47,000

Cost of revenues	3,315	27,298

Gross Profit	4,185	19,702

Operating Expenses
General and administrative	13,967	91,420
General and administrative costs from a related party	-	3,000

Total Operating Expenses	13,967	94,420

Loss from operations	(9,782)	(74,718)

Other expenses
Interest expense	3,645	11,248
Total Other Expenses	3,645	11,248

Loss before taxes	(13,427)	(85,966)

Income tax (benefit) provision	(46)	20

Loss from Discontinued Operations	$(13,381)	$(85,986)

Note 9 - Subsequent Events

For the period July 1, 2014 to September 30, 2014, the Company acquired 36 single family homes for a total purchase price of approximately $3,276,000 and contracted to acquire 27 single family homes for a total purchase price of approximately $2,467,400.

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

Dividends Declared

On July 18, 2014, the Company declared a dividend of $0.24315 per share to holders of the common stock as of July 31, 2014, and payable on July 31, 2014.

Heng Fai Funding

Heng Fai, the majority shareholder, has loaned the Company funds to acquire the SFRs since inception. On April 14, 2014, the Company entered into a Master Funding Agreement with Heng Fai, with effective date of January 1, 2014. Heng Fai has advanced, prior to the effective date, and may advance, from time to time thereafter, funds to the Company on an interest-free basis (collectively, the “Loans”). The Loan proceeds are to be used by the Company to acquire single family homes and for other general corporate purposes. As of June 30, 2014, we have borrowed $14,457,646 under the Loans, of which $11,933,717 was used by the Company to acquire single family homes and $108,080 was used for general corporate purposes (the “Deployed Funds”) leaving a balance of $2,415,849 (the “Undeployed Funds”) in escrow. Until the date of termination as defined in the Master Funding Agreement, Undeployed Funds will be evidenced by an interest-free demand promissory note (the “Master Note”).

On July 18, 2014, Heng Fai assigned the Master Funding Agreement to its wholly owned subsidiary, HFE USA, LLC  (“HFE”).  During the most recent quarter ending September 30, 2014, the Company accepted $2,929,725.00 in funding from HFE.  Accordingly, the Master Funding Agreement requires the Company to direct one-half of this amount, $1,464,862.50, towards debt at 4% interest (calculated as of the date the funds were deployed by the Company), and one-half of this amount, $1,464,862.50, towards equity at $12.1575 per share.  Towards that end, on November 11, 2014, the Company’s Board of Directors resolved to issue to HFE:  (1) a convertible debenture note in the amount of $1,464,862.50, and (2) 120,491 common restricted shares in the Company.

Management Agreement

On November 21, 2014 American Housing REIT Inc. (the “Company”) entered into a Management Agreement with Inter-American Management, LLC (the “Manager”), a Delaware limited liability company and an affiliate of the Company.

Services Performed. Under the terms of the Management Agreement, the Manager will manage, operate and administer the Company’s day-to-day operations and investment activities in conformity with the investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for (1) the selection, purchase and sale of our portfolio investments, (2) administering and managing the Company’s day-to-day operations, and (3) providing us with investment advisory services. The initial term of the Management Agreement expires on June 1, 2019 and will be automatically renewed for five year periods thereafter.  The Manager is permitted to engage in property development services for the purpose of selling improved real estate assets to the Company or third parties.  The Manager, using its own funds, may (1) purchase real estate assets, (2) renovate the real estate asset, and (3) lease the real estate assets that do not meet the Company’s investment guidelines (the “Renovation Property”). The Manager must first offer the Company a right of first refusal to purchase any Renovation Property it seeks to sell. Inter-American is permitted to market additional goods and services to tenants of the properties owned by the Company.

Compensation. The Company will pay the Manager 8% of rental revenue for property management services and a base management fee equal to the greater of (a) 1.50% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $20,000 per calendar month.  The Manager is also entitled to an incentive fee (the “Incentive Fee”) for each calendar quarter the Management Agreement is in effect in an amount, not less than zero, equal to the difference between (1) the product of (a) 20% and (b) the difference between (i) Core Earnings (as defined below) for the previous four fiscal quarters, and (ii) the product of (A) the weighted-average offering price per share of common stock of all of the Company’s offerings of common stock (other than offerings of common stock to the Company or its Affiliates that are not part of a broader offering of common stock to third party investors) (where each such offering is weighted by both the number of shares issued in such offering and the number of days that such issued shares were outstanding during such four fiscal quarter period) multiplied by the average number of common stock outstanding in the previous four fiscal quarters, and (B) 8%, and (2) the sum of any Incentive Compensation paid to the Manager with respect to the first three fiscal quarters of such previous four fiscal quarter period; provided, however, that no Incentive Compensation shall be payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most-recently completed fiscal quarters (or part thereof prior to the completion of 12 fiscal quarters following the Closing Date) is greater than zero.

Core Earnings is a non-GAAP measure and is defined as the net income (loss) of the Company, computed in accordance with GAAP, excluding non-cash equity compensation expense, the Incentive Compensation, real estate-related depreciation and amortization, any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income and one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the Company’s Board of Directors.

The Base Management Fee shall be payable in arrears in cash, in quarterly installments commencing with the fiscal quarter in which this Agreement is executed.  The Incentive Compensation shall be payable in arrears, in quarterly installments commencing with the fiscal quarter ending March 31, 2014.

Operating Expenses. The Company is required to pay all of its operating expenses which include, but are not limited to, transactions costs, legal, accounting, and administrative services, compensation of the Company’s officers and directors, costs and out of pocket expense incurred by directors, officer, employees or other agents of the Manager for travel on the Company’s behalf, wages, salaries and benefits incurred by the Manager for dedicated officers that are provided to the Company or a pro-rata portion if such person is partially dedicated to the Company’s operations. The Company has agreed to reimburse the Manager for any operating expenses of the Company incurred by the Manager.

Termination Rights. The Management Agreement can be terminated if the Company fails to exceed (A) 75% (seventy-five percent) of the FTSE NAREIT Equity Residential (as defined below) total performance and dividend performance over the three year period previous to termination (the Manager shall have the right to forgo or defer any fees due to it in order to achieve the 75% benchmark); and (B) 75% (seventy-five percent) of the FTSE NAREIT Equity Residential (as defined below) total performance and dividend performance over the three year period previous to termination (the Manager shall have the right to forgo or defer any Fees due to it in order to achieve the 75% benchmark); and (C) 75% (seventy-five percent) of the Standard and Poor’s 500 Index total performance and dividend performance over the three year period previous to termination (the Manager shall have the right to forgo or defer any Fees due to it in order to achieve the 75% benchmark); and (D) 75% (seventy-five percent) of the Standard and Poor’s 500 Index (as defined below) total performance and dividend performance over the one year period previous to termination (the Manager shall have the right to forgo or defer any Fees due to it in order to achieve the 75% benchmark); and (E) “total performance” is defined as share price appreciation plus dividends paid to the shareholder expressed as an annualized percentage of all index constituents weighted in the same ratio as they are weighed by the index; and (F) “dividend performance” is defined as dividends paid to the shareholder expressed as an annualized percentage of all index constituents weighted in the same ratio as they are weighed by the index.

In addition, the Management Agreement can be terminated if the Company fails to exceed 5.5% return on invested capital for the previous 12 months, and if the Board of Directors of the Company: (A) is comprised of at least seven members; (B) and other than directors placed by the Manager or its affiliate, Heng Fai Enterprises Ltd., no more than one director is represented, employed, or affiliated by any single investor or investment, bank, law firm, or vendor; and (C) in a fully attended Board meeting, votes to terminate the Agreement in a majority vote; and (iii) the Company’s shareholders approve, by a majority of shareholders, an alternative business plan submitted by the Board of Directors through a shareholder vote as provided for in the Management Agreement; and upon the termination the Company will pay the Manager the Termination Fee (as defined below) in cash, common stock, or fifty percent cash and fifty percent common stock.

FTSE NAREIT Equity Residential means the REIT residential real estate index which is a component of the FTSE NAREIT U.S. Real Estate Index Series published on REIT.com.

In addition, the Manager may terminate the Management Agreement on 60 days notice in the event the Company shall default on any term or condition of the agreement and the Company fails to remedy such default within 30 days of such notice. In the event of a default, the Company is obligated to pay the Manager a termination fee (the “Termination Fee”) equal to the greater of (a) three (3) times the average annual Base Management Fee and the average annual Incentive Compensation (in either case paid or payable) to the Manager with respect to the previous eight fiscal quarters ending on the last day of the Final Quarter; and (b) the greater of: (i) 10% (ten percent) of the FFO growth (as defined below) from October 1, 2013 to the date of the termination; or (ii) 10% (ten percent) of capital gains of the Company measured from the period October 1, 2013 to the date of termination.  A mutually agreed upon third party shall conduct an appraisal of the Company’s assets. FFO means the Company’s net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The termination fee is payable in cash, or at the election of the Manager, fifty percent cash, and fifty percent common stock of the Company.

Director Appointments

On October 7, 2014, the Board of Directors appointed Jeffrey Busch as Director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal.

Officer Appointments

On September 30, 2014 the board of directors appointed Mr. Donald McClure as Chief Financial Officer to hold office until the next annual meeting of shareholders and until their successor is duly elected and qualified or until his resignation or removal.

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

Overview

American Housing REIT Inc. (the “Company,” “we,” “our” and “us”) was incorporated in Delaware on December 4, 2009 under the name CWS Marketing & Finance Group, Inc. (and later renamed to OnTarget360 Group, Inc. [“OnTarget”]) until September 12, 2013 when it redomiciled as a Maryland corporation and changed its name to American Housing REIT Inc.   Since July 19, 2013, we undertook a new strategy focused on acquiring and managing single-family residential properties (“SFRs”) to be operated as rental properties, and have wound down the interactive marketing agency business.  We intend to operate the Company in a manner that will allow us to qualify and elect to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  As of June 30, 2014, we owned 97 properties in Texas, Georgia, Florida, and North Carolina.

Acquisition of OnTarget and Merger with American Housing REIT Inc.

On July 19, 2013, Heng Fai Enterprises, Limited, a Hong Kong company (f/k/a Xpress Group, Limited) (“Heng Fai ”) purchased an aggregate of 21,863 shares (the “Shares”) of OnTarget’s common stock, representing approximately 94.9% of its issued and outstanding common stock.

Upon Heng Fai’s acquisition of OnTarget, we developed a new SFR strategy and evaluated the REIT tax structure. In connection with our plan to qualify and elect to be taxed as a REIT, OnTarget re-domiciled from Delaware to Maryland, which is the most common state domicile for REITs.  To accomplish this re-domicile, on September 12, 2013, OnTarget caused American Housing REIT Inc., a Maryland corporation, to be formed.  OnTarget’s board of directors unanimously approved the adoption of a proposal that we merge into and with American Housing REIT Inc. (the “Merger”).  On October 11, 2013, upon the recommendation of our board of directors, and Heng Fai, the holder of approximately 94.9% our outstanding common stock and voting power, signed a written consent approving the Merger.  As a result, the Merger has been approved and neither a meeting of our stockholders nor additional written consents was necessary.

Reverse Stock Split

On July 18, 2014, the Company completed a reverse stock split of the outstanding shares of its Common Stock at the ratio of 1-for-150 (the “Reverse Stock Split”).  All share and per share information contained herein gives retroactive effect to the Reverse Stock Split.

Financing Arrangement

Heng Fai, the majority shareholder has loaned the Company funds to acquire the SFRs since inception. On April 14, 2014, the Company entered into a Master Funding Agreement with Heng Fai, with effective date of January 1, 2014. Heng Fai has advanced, prior to the effective date, and may advance, from time to time thereafter, funds to the Company on an interest-free basis (collectively, the “Loans”). The Loan proceeds are to be used by the Company to acquire single family homes and for other general corporate purposes. As of June 30, 2014, we have borrowed $14,457,646 under the Loans, of which $11,933,717 was used by the Company to acquire single family homes and $108,080 was used for general corporate purposes (the “Deployed Funds”) leaving a balance of $2,415,849 (the “Undeployed Funds”) in escrow. Until the date of termination as defined in the Master Funding Agreement, any Loan from Heng Fai to the Company will be evidenced by an interest-free demand promissory note (the “Master Note”).

On each date of deployment of any proceeds of the Loans, the outstanding principal balance of the Master Note will be automatically, and without further action by the Company or Heng Fai, reduced on a dollar for dollar basis by the amount of such deployed proceeds. Thereafter, one half of the amount of such deployed proceeds will be evidenced by a convertible demand promissory note dated as of the applicable deployment date made and one half of the amount will be deemed to be a contribution to the capital of the Company, with respect to which the Company agrees to issue its common stock in exchange therefor at a conversion price equal to $0.0810.

On April 14, 2014 we agreed with Heng Fai to convert $3,050,218 of the Deployed Funds and issue an unsecured convertible promissory note bearing interest at the rate of 4.0% per annum effective as of January 1, 2014, payable on demand, but no later than March 1, 2019 (the “HFE Note 1”).  Payment of interest shall be made in cash annually in arrears on each March 1 of each calendar year, commencing on March 1, 2015.  As of June 30, 2014, the HFE Note 1’s outstanding principal was $3,050,218. No payments of principal are due within the next 12 months. Interest expense for the HFE Note 1 was $73,446 for the three and nine months ended June 30, 2014. HFE may elect to convert all or a portion of the outstanding principal amount of the HFE Note 1 into shares of common stock in an amount equal to the principal amount of the HFE Loan, together with accrued but unpaid interest, divided by $12.1575 (adjusted from $0.0810 due to the Reverse Stock Split).

In conjunction with the issuance of the HFE Note 1, we agreed with Heng Fai to treat $3,050,217 of the Deployed Funds as a contribution to our capital and agreed to issue 250,892 shares of our unregistered common stock to Heng Fai at a conversion price of $12.1575 per share (adjusted from $0.08105 due to the Reverse Stock Split).  As we use additional amounts of the HFE Master Funding Agreement in the future for acquisitions or working capital purposes, such amounts will be treated one-half as a loan and one-half as a contribution to our capital on the same terms as the April 14, 2014 conversion discussed above.  Shares of our unregistered common stock issued to Heng Fai as a result of these conversions will be subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

    In the quarter ended June 30, 2014, Heng Fai provided $7,193,438 in funding to the Company.  As of June 30, 2014, $5,623,029 of these funds were deployed and used to acquire single family homes, leaving a balance of $1,585,409 in escrow for future acquisition. On July 18, 2014 the Board of Directors of the Company restructured this amount pursuant to the Master Funding Agreement.  The Company converted the deployed portion of this funding to $2,811,514.63 in an unsecured convertible promissory note bearing interest at the rate of 4.0%, payable on demand, but no later than March 1, 2019 (the “HFE Note 2”). Payment of interest shall be made in cash annually in arrears on each March 1 of each calendar year, commencing on March 1, 2015.  In conjunction with the issuance of the HFE Note 2, we agreed with Heng Fai to convert the remaining $2,811,514.63 into unregistered shares of the Company’s common stock at $12.1575 per share (adjusted from $0.08105 due to the Reverse Stock Split) and issued an additional 231,257 common shares of the Company to Heng Fai.  Heng Fai now owns 504,013 common shares of the Company.  On July 18, 2014, Heng Fai assigned the MFA to its wholly owned subsidiary, HFE USA, LLC (“HFE”).

As of June 30, 2014, we owned 97 properties in Texas, Georgia, Florida, and North Carolina with an aggregate investment of $11,933,717.

We are externally managed and advised by Inter-American Management, LLC (the “Manager”) and the leasing, managing, and advertising of our properties is overseen and directed by various third-party property managers.

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

We plan to elect to be taxed as a real estate investment trust, or REIT, for federal income tax purposes beginning as soon as possible. Assuming that we qualify for taxation as a REIT, we will generally not be subject to federal income taxes to the extent that we distribute substantially all of our taxable income to our stockholders and meet other specific requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and any TRS, which is a taxable REIT subsidiary, will be subject to federal, state and local taxes on its income at regular corporate rates.

Property Portfolio

The following table presents summary statistics of our single-family homes by metropolitan statistical area, or MSA, and metropolitan division, or metro division, as of June 30, 2014, in descending order of aggregate investment. The table includes our entire portfolio of single-family homes.

Total Portfolio of Single-Family Homes - Summary Information

MSA/Metro Division	Number of Homes	Aggregate Investment (1)	Average Investment per Home (2)	Percentage Leased	Average Monthly Rent (3)	Average Age (years)	Average Size (Sq. feet)
Houston, TX	45	$5,640,359	$125,341	100%	$1,337	-	1,678
Dallas-Fort Worth, TX	32	$4,104,133	$128,254	97%	$1,327	-	1,743
Atlanta, GA	11	$1,163,213	$105,747	91%	$1,062	-	1,971
Tampa, FL	3	$378,773	$126,258	67%	$1,317	-	1,823
San Antonio, TX	3	$364,505	$121,502	100%	$1,182	-	1,900
Charlotte, NC	3	$282,734	$94,245	100%	$958	-	1,693
Total or Weighted Average	97	$11,933,717	$123,028	97%	$1,197	16	1,801

(1)	The aggregate investment amount in the table above of $11,933,717 includes an identified intangible asset of $162,082.
(2)	Represents average purchase price (including broker commissions and closing costs) plus average capital expenditures.
(3)	Represents annualized average monthly rent per leased home.
Application and Screening Procedures

The tenant application and screening procedures are performed by our individual third party management company.  In turn the management company utilizes national tenant screening / background organizations.  Upon receiving a tenant application the property management company will send us documentation regarding the prospective tenant that includes the tenant’s name, the prospective number of dependents living in the home, existence of pets, credit score, current and prior rental history, employment verification, and a background check.

The management company will also send along their recommendation on approval. For a prospective tenant that has credit issues, we will require an additional security deposit amount. If the tenant has a pet(s) we will charge a pet deposit and possibly additional rent as well for the pet (usually larger dogs and multiple cats).  Tenants that have a criminal, felony background or are registered sex offenders are declined automatically.  Additional select portfolio data is as follows:

Average Eviction Cost	$ 359
Average Vacancy Days	63
Average “Make Ready” Costs	$2,107

Highlights of Third Quarter of 2014

Acquisitions

From April 1, 2014 to June 30, 2014, we acquired 51 single family homes of which 36 are in Texas, 9 are in Georgia, 3 are in Florida, and 3 are in North Carolina for a total investment of approximately $5,785,718. As of June 30, 2014, we have 20 single family homes under contract for an aggregate purchase price of $1,554,001.  There is no assurance that we will close on the properties we have under contract.

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

Revenue

Our revenue comes primarily from rents collected under lease agreements for our properties. These include mostly short-term leases that we enter into directly with tenants, which typically have a term of one year. For the three and nine months ended June 30, 2014, approximately 100% of our total revenue was attributable to rental activity. We expect most of our revenue will continue to be derived from leasing our properties. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including, market conditions, seasonality, tenant defaults, and the amount of time it takes us to restore and re-lease vacant properties.

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

The growth of our portfolio has been initiated in recent months, as we have commenced acquiring properties in Texas, Georgia, Florida, and North Carolina. We are actively identifying other markets in which to invest.

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

Results of Operations

We believe our financial results during the three and nine months ended June 30, 2014 are not representative of our future financial results as this was the initial period of our SFR operations. We will be experiencing rapid growth since the commencement of our investment activities. We also have not included discussion of our discontinued marketing operation in the previous periods ending June 30, 2013.

Rental Revenue

Rental revenue includes rental revenue from our residential properties, application fees and lease termination fees. As of June 30, 2014, 97% of our properties were leased.

Property Operating and Maintenance

Property operating and maintenance expenses were $68,972 for the three months ended June 30, 2014 and $79,967 for the nine months ended June 30, 2014, and include all direct and indirect costs related to operating our residential properties, including management fees, insurance, utilities, landscaping and general repairs and maintenance, other than real estate taxes and HOA fees, which are presented separately in our June 30, 2014 unaudited condensed consolidated statement of operations.

Real Estate Taxes

Real estate taxes were $37,902 for the three months ended June 30, 2014 and $65,031 for the nine months ended June 30, 2014. Upon acquisition of a home, its real estate taxes are set based upon municipal and state laws. These costs generally remain constant throughout the year and have little variation. Because these expenses are relatively fixed during each year, our operating margin has an opportunity to improve as our properties begin generating rental revenue.

Homeowners’ Association Fees

HOA fees were $7,127 for the three months ended June 30, 2014 and $12,111 for the nine months ended June 30, 2014. Like real estate taxes, these fees are determined upon each property’s acquisition and generally remain fixed thereafter based upon the existing HOA agreements.

Depreciation and Amortization

Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 40 years.  Depreciation expense related to SFR’s was approximately $46,302 for the three months ended June 30, 2014 and approximately $74,975 for the nine months ended June 30, 2014.  Amortization expense related to the Company’s in-place lease intangible asset was approximately $42,573 for the three months ended June 30, 2014 and approximately $118,762 for the nine months ended June 30, 2014.

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

Leasing Costs

Direct and incremental costs we incur to lease the properties are capitalized and amortized over the term of the lease, usually one year. Amortization of leasing costs is included in property operating expenses. Pursuant to the property management agreement with our property managers, we pay a leasing fee equal to one payment of each lease’s monthly rent.  As of June 30, 2014, we have recorded leasing costs of $2,685.

Depreciation and Amortization

Depreciation and amortization includes depreciation expense on our real estate portfolio using the straight-line method over the estimated useful lives of the respective assets, ranging from 5 to 40 years, from the date of acquisition. Depreciation and amortization also includes amortization expense related to deferred leasing costs and other direct costs capitalized associated with leasing our properties, amortized over the remaining term of the related leases, if applicable.  Additionally, this line item includes amortization related to the in-place lease intangible asset which is being amortized over the remaining initial lease term.

Revenue and Expense Recognition

Rental income attributable to residential leases is recognized on a straight-line basis. Leases entered into between tenants and the Company are generally for a one-year term. We estimate losses that may result from the inability of our tenants to make payments required under the terms of the lease based on payment history and current credit status. As of June 30, 2014, we had no allowance for such losses. We accrue for property taxes and homeowner’s association assessments based on amounts billed, and, in some circumstances, estimates and historical trends when bills or assessments are not available. If these estimates are not reasonable, the timing and amount of expenses recorded could impact our financial statements.

Income Taxes

We plan on electing to be taxed as a REIT for federal income tax purposes as soon as possible.  REITs are generally not be subject to federal income taxes if the Company can meet many specific requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and if we create a Taxable REIT Subsidiary (”TRS”), the TRS will be subject to federal, state and local taxes on its income at regular corporate rates.

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

Our long-term liquidity needs consist primarily of funds necessary to pay for the acquisition and maintenance of properties; HOA fees; real estate taxes; non-recurring capital expenditures; interest and principal payments should we incur indebtedness; payment of quarterly distributions to our stockholders to the extent declared by our Board of Directors; and general and administrative expenses. On homes that are currently leased, we expect to incur between $1,500 to $2,500 in retention costs on average, in order to prepare the home for rent to a new tenant if and when the existing tenant does not renew their lease and ultimately vacates the home at lease expiration. The nature of our business, our aggressive growth plans, and once we qualify to be treated as REIT for U.S. Federal income tax purposes,   the requirement that we distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to our stockholders, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, property dispositions and joint venture transactions. We have financed our operations and acquisitions to date through the funding by the majority shareholder. We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations (as we acquire leased single-family homes). We anticipate that cash on hand, cash provided by operations and funding by the majority shareholder will be sufficient to meet our liquidity requirements for at least the next 12 months. Our assets are illiquid by their nature. Thus, a timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise that causes a need for additional liquidity. It could be necessary to source liquidity from other financing alternatives should any such scenario arise.

To qualify as a REIT for federal income tax purposes, we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. Subject to the requirements of the Maryland General Corporation Law, or the MGCL, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our Board of Directors. On April 17, 2014, the Board of Directors of the Company declared a quarterly cash dividend on the Company’s common stock in the amount of $0.0017 per share, for a total amount of $69,850, payable on April 23, 2014 to stockholders of record at the close of business on April 23, 2014.

Operating Activities

Cash from operating activities is primarily dependent upon the number of owned properties, occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent, the interest rates specified in our portfolio of private mortgage financings and the level of our operating expenses and general and administrative costs. Cash provided by operating activities for the nine months ended June 30, 2014 was $437,991

Investing Activities

Cash used in investing activities for the nine months ended June 30, 2014 was $14,349,566 and was primarily the result of property acquisitions. The average purchase price for newly acquired properties was $123,028 for acquisitions that occurred in the nine months ended June 30, 2014.

Financing Activities

Cash provided by financing activities for the nine months ended June 30, 2014 was $14,387,796 and was primarily attributable to proceeds from the majority shareholder.

Off-Balance Sheet Arrangements

As of June 30, 2014, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014. We have identified the following material weaknesses as of June 30, 2014:

Certain aspects of the financial reporting process were materially deficient because it lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements. This material weakness resulted in the Company failing to timely file its Quarterly Report on Form 10-Q for the period ended June 30, 2014.

Remediation of Material Weakness in Internal Control

We recently retained a Chief Financial Officer and other accounting staff to process the financial information of the Company and the related public reporting in an effort to remediate the material weaknesses described above.

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

PART II OTHER INFOMRATION

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
2.1
Agreement and Plan of Merger, by and between the Company and American Housing REIT Inc., dated January 2, 2013 (Incorporated by reference to Exhibit A of the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on February 5, 2014).

3.1(a)	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 filed with the SEC on September 1, 2011).

3.1(b)	Charter of American Housing REIT Inc. (Incorporated by reference to Exhibit B of the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on February 5, 2014).

3.1(c)	American Housing REIT, Inc. Articles Supplementary, effective July 18, 2014 (Incorporated by reference to Exhibit 3.1 of the Company’s Current on Form 8-K filed with the SEC on July 24, 2014).

3.2(a)	Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Form S-1 filed with the SEC on September 1, 2011).

3.2(b)	Bylaws of American Housing REIT Inc. (Incorporated by reference to Exhibit C of the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on February 5, 2014).

10.1
Master Funding Agreement between American Housing REIT, Inc. and Heng Fai Enterprises, Ltd. dated April 14, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Current on Form 8-K filed with the SEC on April 16, 2014).

10.2	Convertible Debenture Issued to Heng Fai Enterprises Limited dated April 14, 2014.

10.3	Convertible Debenture Issued to Heng Fai Enterprises Limited dated July 18, 2014

10.4	Convertible Debenture Issued to Heng Fai Enterprises Limited dated November 11, 2014.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
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

AMERICAN HOUSING REIT INC.

Date: December 15, 2014	By:	/s/ CONN FLANIGAN
Conn Flanigan
Director (principal executive officer) and Secretary

Date: December 15, 2014	By:	/s/ DON McCLURE
Don McClure
Chief Financial Officer (principal financial officer and principal accounting officer)