Form 10-K
period 2014-09-30
American Housing REIT Inc.
filed 2015-01-14
CIK 1506385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-170828

AMERICAN HOUSING REIT INC.
(Exact name of registrant as specified in its charter)

Maryland	46-4022327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 450 Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 524-6863

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

☐ Large accelerated filer	☐ Accelerated flier	☐ Non-accelerated flier	☑ Smaller reporting company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $0 on March 31, 2014.

As of January 9, 2015, there were 505,199 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements.”  Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to American Housing REIT Inc., unless otherwise indicated.

“Fiscal 2014” refers to our fiscal year ended September 30, 2014. “Fiscal 2013” refers to our fiscal year ended September 30, 2013.

“Heng Fai Enterprises” refers to Heng Fai Enterprises, Limited, a Hong Kong company which owns or controls HFE USA, LLC, our majority shareholder.

“Inter-American Management” refers to Inter-American Management, LLC, a company owned or controlled by an affiliate of HFE USA, LLC, our majority shareholder.

“SEC” refers to the Securities and Exchange Commission.

“Securities Act” refers to the Securities Act of 1933, as amended.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.  All references to “common stock” refer to the common shares in our capital stock.

PART I

ITEM 1.  BUSINESS

Overview

American Housing REIT Inc. (the “Company,” “we,” “our,” and “us”) was incorporated in Delaware on December 4, 2009 under the name CWS Marketing & Finance Group, Inc. (and later renamed to OnTarget360 Group, Inc. (“OnTarget”)) until September 12, 2013 when it redomiciled as a Maryland corporation and changed its name to American Housing REIT Inc.   Since July 19, 2013, we undertook a new strategy focused on acquiring and managing single-family residential properties (“SFRs”) to be operated as rental properties, and have wound down the interactive marketing agency business.  We intend to operate the Company in a manner that will allow us to qualify and elect to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  As of September 30, 2014, we owned 133 properties in Texas, Georgia, Florida, and North Carolina.

Acquisition of OnTarget and Merger with American Housing REIT Inc.

On July 19, 2013, Heng Fai Enterprises, Limited, a Hong Kong company (f/k/a Xpress Group, Limited) (“Heng Fai”) purchased an aggregate of 21,863 shares (the “Shares”) of OnTarget’s common stock, representing approximately 94.9% of its issued and outstanding common stock.

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

Reverse Stock Split

On July 18, 2014, we completed a reverse stock split of the outstanding shares of its Common Stock at the ratio of 1-for-150 (the “Reverse Stock Split”).  All share and per share information contained herein gives retroactive effect to the Reverse Stock Split.

Our Industry

Residential housing is the largest real estate asset class in the United States with a size of approximately $20 trillion. Historically, according to the U.S. Census Bureau, approximately one-third of this asset class has been rented and single-family homes currently comprise roughly one-third of all residential rental housing.  We believe that an over-correction in residential housing prices in certain housing markets from their historic peak occurred as a result of the housing and mortgage crisis in 2008, creating the potential for home price appreciation. We also believe that there continues to be a large supply of single-family homes that we can acquire at favorable pricing.

Business Strategy

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

Internal Growth Strategy

We seek to achieve our business objectives internally through:

●
Entering into long-term leases with annual contractual rent increases. We expect to generate internal growth in cash flow through leases that contain provisions for fixed contractual rental increases or increases that are tied to indices such as the Consumer Price Index.

●
Use of net-lease structures. We seek to enter long-term leases primarily under net lease structures, where the tenant agrees to pay monthly rent and property operating expenses (taxes, maintenance and insurance) plus, typically, future rent increases based on stated percentage increases or increases in the Consumer Price Index. We believe that long-term leases, coupled with a tenant’s responsibility for property expenses, will produce a more predictable income stream, while continuing to offer the potential for growth in rental income.

Financing Strategy

We plan to build our capital structure with a balanced approach that maximizes flexibility. We will seek to:

●	Achieve opportunistic and reasonable debt service ratios;
●	Balance debt in a fashion that enhances our ability to access capital markets;
●
Establish a secured revolving credit facility to finance acquisitions in concert with other debt instruments, which depending on appropriateness and availability, include, the assumption of mortgage loans and the placement of “stand- alone” non-recourse debt secured by the property; and

●	Access capital internationally so as to avoid market cycle shortages of capital and enhance acquisition expediency.

Acquisitions in Fiscal 2014

During fiscal 2014, we acquired 133 single family homes of which 86 are in Texas, 31 are in Georgia, 13 are in Florida, and 3 are in North Carolina for a total investment of approximately $15.2 million.  See Part I, Item 2 – “Properties.”

Management Agreement

Our operations are managed by Inter-American Management pursuant to the terms of a management agreement we entered into on November 21, 2014.  Under the terms of this agreement, Inter-American Management is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations. For performing these services, we will pay Inter-American Management a management fee equal to the greater of 1.5% per year of net assets or $20,000 per month.  For the years ended September 30, 2014 and 2013, advisory management fees incurred to Inter-American Management were $120,000 and zero, respectively.  See Part III – Item 13 – “Management Agreement.”

Taxation of the Company

We plan to elect to be taxed as a real estate investment trust, or REIT, under U.S. federal income tax laws commencing with our contemplated taxable year ending December 31, 2015. We believe that, commencing with 2015, we will have been organized and have operated in such a manner as to qualify for taxation as a REIT under all of the federal income tax laws, and we intend to continue to operate in such a manner. We, however, cannot provide assurances that we will operate in a manner so as to qualify or remain qualified as a REIT.  For additional information refer to Note 9 – “Income Taxes.”

Competition

We compete for development and acquisition opportunities with, among others, private investors, real estate-related REITs, real estate partnerships, financial institutions and local developers. Many of these competitors have substantially greater financial and other resources than we have and may have better relationships with lenders and sellers. Increased competition for properties from competitors, including other REITs, may adversely affect our ability to acquire specialty medical properties and the price we pay for properties. Our properties face competition from other nearby facilities that provide services comparable to those offered at our facilities. Some of those facilities are owned by governmental agencies and supported by tax revenue, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Those types of support are not available to our facilities. In addition, competing healthcare facilities located in the areas served by our facilities may provide health services that are not available at our facilities.

Regulation

General

Our properties are subject to various covenants, laws and ordinances and certain of our properties are also subject to the rules of the various Home Owner Associations (“HOAs”) where such properties are located. We believe that we are in compliance with such covenants, laws, ordinances and rules, and we also require that our tenants agree to comply with such covenants, laws, ordinances and rules in their leases with us.

Fair Housing Act

The Fair Housing Act (“FHA”), its state law counterparts and the regulations promulgated by the Unites States Department of Housing and Urban Development (“HUD”) and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under the age of 18), handicap or, in some states, financial capability. We believe that our properties are in substantial compliance with the FHA and other regulations.

Environmental Matters

We are affected by a wide variety of federal, state and local environmental and occupational health and safety laws and regulations. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender (like us) may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner’s or secured lender’s liability therefore could exceed the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, would reduce our revenue. Although the leases covering our properties require the tenant to indemnify us for certain environmental liabilities, the scope of such obligations may be limited and we cannot assure that any such tenant would be able to fulfill our indemnification obligations.

Sarbanes Oxley Compliance

We will organize, operate, report and position ourselves to remain in complete compliance with the Sarbanes Oxley rules.

Employees

As of September 30, 2014 we had no employees. We do not expect any of our employees to be covered by a collective bargaining agreement.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are in the process of responding to a comment letter from the SEC that was dated January 2, 2015.

ITEM 2.  PROPERTIES

Our business office is located at 4800 Montgomery Lane, Suite 450, Bethesda MD, 20814. The office space is allocated to us from Inter-American Management at prevailing rental rates and terms.

From October 1, 2013 to September 30, 2014, we acquired 133 single family homes of which 13 are in Florida, 31 are in Georgia, 3 are in North Carolina, and 86 are in Texas for a total net investment (see (1) below) of approximately $14.9 million.

The following table provides a summary of our portfolio of single-family properties by metropolitan statistical area, or MSA, and metropolitan division, or Metro Divisions, as of September 30, 2014.  The estimated useful lives of the buildings and improvement related to these assets is generally between 5 and 40 years.

Total Portfolio of Single-Family Homes - Summary Information

MSA/Metro Division	Number of Homes	Aggregate Investment (1)	Average Investment per Home (2)	Percentage Leased	Average Monthly Rent (3)	Average Age (years)	Average Size (Sq. feet)
Florida:
Orlando	1	$110,000	$110,000	100%	$1,250	29	1,420
Port Charlotte	6	$541,995	$90,333	100%	$1,046	34	1,388
Tampa	3	$347,278	$115,759	67%	$1,283	31	1,168
West Palm	3	$263,000	$87,667	100%	$1,040	36	1,386
Florida Total	13	$1,262,273	$97,098	92%	$1,115	33	1,339

Georgia - Atlanta	31	$2,751,147	$88,747	100%	$963	18	1,613

North Carolina - Charlotte	3	$282,734	$94,245	100%	$958	11	1,305

Texas:
Dallas-Fort Worth	32	$4,072,007	$127,250	94%	$1,328	16	1,761
Houston	51	$6,461,385	$126,694	94%	$1,348	20	1,802
San Antonio	3	$364,505	$121,502	100%	$1,182	24	1,675
Texas Total	86	$10,897,897	$126,720	94%	$1,335	18	1,782
Total or Weighted Average	133	$15,194,051	$114,241	95%	$1,218	19.71	1,689

(1) The aggregate investment amount in the table above of $15.2 million includes an identified intangible asset of $162,082 and also includes acquisition costs that were expensed of $151,900.
(2) Represents average purchase price (including broker commissions and closing costs) plus average capital expenditures.
(3) Represents annualized average monthly rent per leased home.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings.  Management is not aware of any legal proceedings proposed to be initiated against us. However, from time to time, we may become subject to claims and litigation generally associated with any business venture operating in the ordinary course.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock and Related Stockholder Matters

There is no established public trading market for our common stock and there can be no assurance that a liquid market for our common stock will ever develop.

As of January 9, 2015, there were approximately 35 record holders, an unknown number of additional holders whose stock is held in “street name” and 505,199 shares of common stock issued and outstanding.

Dividends

On April 17, 2014, we declared a quarterly cash dividend on our common stock to stockholders of record on April 23, 2014, in the amount of $0.255 per share for a total amount paid of $69,850.

On July 18, 2014, we declared a dividend of $0.24315 per share to common stock holders of record as of July 31, 2014 for a total amount paid of $122,833.

Total dividends paid during the year ended September 30, 2014 were $192,683.

Recent Sales of Unregistered Securities

On April 14, 2014, we issued 250,892 shares of our common stock to Heng Fai Enterprises upon conversion of $3,050,218 in an unsecured convertible promissory note at $12.1575 per share.  Additionally, on July 18, 2014 we issued 231,257 shares of our common stock to Heng Fai Enterprises upon conversion of $2,811,515 in an unsecured convertible promissory note at $12.1575 per share.  Total shares issued from these conversions were 482,149.

The transaction described above was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) and 3(a)(9) thereof as a transaction not involving a public offering or an exchange of securities. With respect to the transaction listed above, no general solicitation was made by either us or any person acting on our behalf; the securities sold are subject to transfer restrictions; and the certificates representing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold other than pursuant to an effective registration statement under the Securities Act or an applicable exemption from the registration requirements thereof.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements.”

●	“fiscal 2014” – October 1, 2013 through September 30, 2014
●	“fiscal 2013” – October 1, 2012 through September 30, 2013

Reverse Stock Split. On July 18, 2014, we completed a reverse stock split of the outstanding shares of its Common Stock at the ratio of 1-for-150 (the “Reverse Stock Split”).  All share and per share information contained herein gives retroactive effect to the Reverse Stock Split.

Overview

American Housing REIT Inc. (the “Company,” “we,” “our,” and “us”) was incorporated in Delaware on December 4, 2009 under the name CWS Marketing & Finance Group, Inc. (and later renamed to OnTarget360 Group, Inc. (“OnTarget”)) until September 12, 2013 when it redomiciled as a Maryland corporation and changed its name to American Housing REIT Inc.  Since July 19, 2013, we undertook a new strategy focused on acquiring and managing single-family residential properties (“SFRs”) to be operated as rental properties, and have wound down the interactive marketing agency business.  We intend to operate the Company in a manner that will allow us to qualify and elect to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  As of September 30, 2014, we own 133 properties located in Texas, Georgia, Florida, and North Carolina.

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

We are externally managed and advised by Inter-American Management pursuant to a management agreement we entered into on November 21, 2014.  Inter-American Management is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations. See Part III, Item 13 – “Management Agreement.”  The leasing, managing, and advertising of our properties is overseen and directed by various third-party property managers.

We plan to elect to be taxed as a real estate investment trust, or REIT, for federal income tax purposes beginning with our taxable year ending December 31, 2015. Assuming that we qualify for taxation as a REIT, we will generally not be subject to federal income taxes to the extent that we distribute substantially all of our taxable income to our stockholders and meet other specific requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and any TRS, which is a taxable REIT subsidiary, will be subject to federal, state and local taxes on its income at regular corporate rates.  For additional information refer to Note 9 – “Income Taxes.”

Property Portfolio

From October 1, 2013 to September 30, 2014, we acquired 133 single family homes of which 13 are in Florida, 31 are in Georgia, 3 are in North Carolina, and 86 are in Texas for a total net investment (see (1) below) of approximately $14.9 million. The following table presents summary statistics of our single-family homes by metropolitan statistical area, or MSA, and metropolitan division, or metro division, as of September 30, 2014. The table includes our entire portfolio of single-family homes.

Total Portfolio of Single-Family Homes - Summary Information

MSA/Metro Division	Number of Homes	Aggregate Investment (1)	Average Investment per Home (2)	Percentage Leased	Average Monthly Rent (3)	Average Age (years)	Average Size (Sq. feet)
Florida	13	$1,262,273	$97,098	92%	$1,115	33	1,339
Georgia	31	$2,751,147	$88,747	100%	$963	18	1,613
North Carolina	3	$282,734	$94,245	100%	$958	11	1,305
Texas	86	$10,897,897	$126,720	94%	$1,335	18	1,782
Total or Weighted Average	133	$15,194,051	$14,241	95%	$1,218	19.71	1,689

(1) The aggregate investment amount in the table above of $15.2 million includes an identified intangible asset of $162,082 and also includes acquisition costs that were expensed of $151,900.
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

The management company will also send along their recommendation on approval. For a prospective tenant that has credit issues, we will require an additional security deposit amount. If the tenant has a pet we will charge a pet deposit and possibly additional rent as well for the pet (usually larger dogs and multiple cats).  Tenants that have a criminal, felony background or are registered sex offenders are declined automatically.  Additional select portfolio data for fiscal 2014 is as follows:

Average Eviction Cost (1)	$640
Average Vacancy Days (2)	81
Average “Make Ready” Costs (3)	$6,727

(1)	Average Eviction Cost – the average cost for the fiscal year that the company incurred to execute successful eviction proceedings against a tenant.
(2)
Average Vacancy Days – the average numbers of days during the fiscal year that a property that becomes vacant stays vacant.  This number for fiscal 2014 is not indicative of future expectations as there were a few initially acquired properties with unusually high evictions and turnover rates that resulted in an inflated average for fiscal 2014.

(3)	Average “Make Ready” Costs – the average cost for the fiscal year that the Company incurred to make repairs, improvements, or other alterations to a property to prepare it to be leased.

Highlights of Fiscal Year 2014

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

From October 1, 2013 to September 30, 2014, we acquired 133 single family homes of which 13 are in Florida, 31 are in Georgia, 3 are in North Carolina, and 86 are in Texas for a total investment of approximately $14.9 million.

Revenue Discussion

Our revenue comes primarily from rents collected under lease agreements for our properties. These include mostly short-term leases that we enter into directly with tenants, which typically have a term of one year. For the years ended September 30, 2014 and 2013, respectively, approximately 100% of our total revenue was attributable to rental activity. We expect most of our revenue will continue to be derived from leasing our properties. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including, market conditions, seasonality, tenant defaults, and the amount of time it takes us to restore and re-lease vacant properties.

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

Expense Discussion

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

Results of Operations

We believe our financial results during the year ended September 30, 2014 are not representative of our future financial results as this was the initial period of our real estate operations. We will be experiencing rapid growth since the commencement of our investment activities. The following results of operations discussion pertains only to our fiscal year 2014 results from continuing operations.  The results from fiscal 2013 discontinued operations (see Note 8 – “Discontinued Operations”) are excluded from the following discussion.

Rental Revenue

Rental revenue of $915,979 for the year ended September 30, 2014, includes rental income from our residential properties, application fees, and lease termination fees.  As of September 30, 2014, approximately 95% of our properties were leased.

Property Operating Expenses

Property operating expenses were $142,194 for the year ended September 30, 2014.  These expenses include all direct and indirect costs related to operating our residential properties, including management fees, insurance, utilities, landscaping and general repairs and maintenance.

General and Administrative

General and administrative expenses were $398,705 for the year ended September 30, 2014.  These expenses in the 2014 fiscal year include acquisition costs of approximately $151,900 for charges related to title fees, title insurance, deed recording charges, and transfer taxes.  Also included in this line item is the write off of $102,154 of accounts receivable that were deemed to be uncollectible at September 30, 2014.  Additionally, legal, accounting, and other expenses related to corporate governance, SEC reporting, and other compliance matters are included in this line item.  General and administrative expenses were $50,864 for the year ended September 30, 2013.  The increase in these expenses during the 2014 fiscal year resulted from our 133 property acquisitions during the current fiscal year.

Property Management Fees

Property management fees were $58,262 for the year ended September 30, 2014.

Real Estate Taxes

Real estate taxes were $132,822 for the year ended September 30, 2014. Upon acquisition of a home, its real estate taxes are determined based upon municipal and state laws. These taxes generally remain constant throughout the year and have little variation. Because these expenses are relatively fixed during each year, our operating margin has an opportunity to improve as our properties begin generating rental revenue.

Homeowners’ Association Fees

HOA fees were $19,125 for the year ended September 30, 2014. Similar to real estate tax expense, these fees are determined upon each property’s acquisition and generally remain fixed thereafter based upon the existing HOA agreements.

Depreciation and Amortization

Depreciation and amortization expense of $294,622 for the year ended September 30, 2014, includes depreciation expense of $146,856 on our real estate portfolio using the straight-line method over the estimated useful lives of the respective assets (ranging from 5 to 40 years) from the date of acquisition. Depreciation and amortization also includes amortization expense of $147,766 related the amortization of our in-place lease intangible asset.

Interest Expense

Interest expense on our notes payable to shareholder was $145,002 for the year ended September 30, 2014.

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

Dividends

On April 17, 2014, the Company declared a quarterly cash dividend on our common stock to stockholders of record on April 23, 2014, in the amount of $0.255 per share for a total amount paid of $69,850.

On July 18, 2014, the Company declared a dividend of $0.24315 per share to common stock holders as of July 31, 2014 for a total amount paid of $122,833.

The amount of the distributions to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of our working capital that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to maintain our qualification as a REIT.

Operating Activities

Cash from operating activities is primarily dependent upon the number of owned properties, occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent, the interest rates specified in our portfolio of private mortgage financings and the level of our operating expenses and general and administrative costs. Cash provided by operating activities for year ended September 30, 2014 was $725,487.

Investing Activities

Cash used in investing activities for year ended September 30, 2014 was $15,193,667 and was primarily the result of cash used for property acquisitions. The average purchase price for newly acquired properties was $114,241 for acquisitions that occurred in the fiscal year ended September 30, 2014.

Financing Activities

Cash provided by financing activities for the year ended September 30, 2014 was $15,034,651 and was primarily attributable to proceeds from the majority shareholder in the form of notes payable.

Our continued operations and expansion are dependent upon our ability to obtain additional working capital.

Financing Arrangement

Heng Fai, the majority shareholder has loaned the Company funds to acquire the SFRs since inception. On April 14, 2014, we entered into a Master Funding Agreement with Heng Fai, with effective date of January 1, 2014. Heng Fai has advanced, prior to the effective date, and may advance, from time to time thereafter, funds to the Company on an interest-free basis (collectively, the “Loans”). The Loan proceeds are to be used by us to acquire single family homes and for other general corporate purposes. As of September 30, 2014, we have borrowed $15,225,647 under the Loans, of which $15,042,149 was used by us to acquire single family homes (the “Deployed Funds”) with acquisition related costs of an additional $151,900.  As of September 30, 2014 we had a balance of $151,518 (the “Undeployed Funds”) in escrow. Until the date of termination as defined in the Master Funding Agreement, any Loan from Heng Fai to us will be evidenced by an interest-free demand promissory note (the “Master Note”).

On each date of deployment of any proceeds of the Loans, the outstanding principal balance of the Master Note will be automatically, and without further action by us or Heng Fai, reduced on a dollar for dollar basis by the amount of such deployed proceeds. Thereafter, one half of the amount of such deployed proceeds will be evidenced by a convertible demand promissory note dated as of the applicable deployment date made and one half of the amount will be deemed to be a contribution to our capital, with respect to which we agreed to issue its common stock in exchange therefor at a conversion price equal to $12.15 per share.

On April 14, 2014 we agreed with Heng Fai to convert $3,050,218 of the Deployed Funds and issue an unsecured convertible promissory note bearing interest at the rate of 4.0% per annum effective as of January 1, 2014, payable on demand, but no later than March 1, 2019 (the “HFE Note 1”).  Payment of interest will be made in cash annually in arrears on each March 1 of each calendar year, commencing on March 1, 2015.  No payments of principal are due within the next 12 months. HFE may elect to convert all or a portion of the outstanding principal amount of the HFE Note 1 into shares of common stock in an amount equal to the principal amount of the HFE Loan, together with accrued but unpaid interest, divided by $12.1575.

In conjunction with the issuance of the HFE Note 1, we agreed with Heng Fai to treat $3,050,218 of the Deployed Funds as a contribution to our capital and agreed to issue 250,892 shares of our unregistered shares of common stock to Heng Fai at a conversion price of $12.1575 per share.  As we use additional amounts of the HFE Master Funding Agreement in the future for acquisitions or working capital purposes, such amounts will be treated one-half as a loan and one-half as a contribution to our capital on the same terms as the April 14, 2014 conversion discussed above.  Shares of our unregistered common stock issued to Heng Fai as a result of these conversions will be subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

On July 18, 2014 our Board of Directors restructured this amount pursuant to the Master Funding Agreement.  We converted the deployed portion of this funding to $2,811,515 in an unsecured convertible promissory note bearing interest at the rate of 4.0%, payable on demand, but no later than March 1, 2019 (the “HFE Note 2”). Payment of interest shall be made in cash annually in arrears on each March 1 of each calendar year, commencing on March 1, 2015.  In conjunction with the issuance of the HFE Note 2, we agreed with Heng Fai to convert the remaining $2,811,515 into unregistered shares of our common stock at $12.1575 per share and issued an additional 231,257 common shares of the Company to Heng Fai.  Heng Fai now owns 504,013 common shares of the Company.  On July 18, 2014, Heng Fai assigned the MFA to its wholly owned subsidiary, HFE USA, LLC (“HFE”).

Interest expense on the notes was $145,002 for the fiscal year ended September 30, 2014.

Although we remain reliant on Heng Fai Enterprises and its affiliates for capital, we expect to seek third party financing in fiscal 2015.  Other than the Master Funding Agreement, we currently have no agreements to obtain loans or lines of credit through any third parties.  In the event we are unable to raise capital needed for our proposed business, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of our proposed business which would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Inflation

We expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. We expect there to be provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations is based upon our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.  For a discussion of recently-issued and adopted accounting standards, see “Notes to Unaudited Condensed Financial Statements, Note 2 — “Summary of Significant Accounting Policies.”

Property Acquisitions

When at the date of acquisition the property has an existing tenant the Company accounts for its acquisition of real estate in accordance with Accounting Standards Codification 805, “Business Combinations,” which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, and identified intangible assets, potentially consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and security deposits, based in each case on their fair values.  Charges related to title fees, title insurance, deed recording charges, and transfer taxes are expensed as incurred.

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

Revenue and Expense Recognition

Rental income attributable to residential leases is recognized on a straight-line basis. Leases entered into between tenants and the Company are generally for a one-year term. We estimate losses that may result from the inability of our tenants to make payments required under the terms of the lease based on payment history and current credit status. As of September 30, 2014, we had no allowance for such losses. We accrue for property taxes and homeowner’s association assessments based on amounts billed, and, in some circumstances, estimates and historical trends when bills or assessments are not available. If these estimates are not reasonable, the timing and amount of expenses recorded could impact our financial statements.

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

Depreciation and Amortization

Depreciation and amortization includes depreciation expense on our real estate portfolio using the straight-line method over the estimated useful lives of the respective assets, ranging from 5 to 40 years, from the date of acquisition. Depreciation and amortization also includes amortization expense related to deferred leasing costs (recorded as interest expense) and other direct costs capitalized associated with leasing our properties, amortized over the remaining term of the related leases, if applicable.  Additionally, this line item includes amortization related to the in-place lease intangible asset which is being amortized over the remaining initial lease term.

Leasing costs

Direct and incremental costs we incur to lease the properties are capitalized and amortized over the term of the lease, usually one year. Amortization of leasing costs is included in property operating expenses. Pursuant to the property management agreement with our property managers, we will pay a leasing fee equal to one payment of each lease’s monthly rent (see Note 7 – “Commitments and Contingencies”).  As of September 30, 2014, we have not recorded any leasing costs.

Income taxes

We plan on electing to be taxed as a REIT for federal income tax purposes commencing with our contemplated taxable year ending December 31, 2015.  REITs are generally not subject to federal income taxes if the Company can meet many specific requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and if we create a Taxable REIT Subsidiary (“TRS”), the TRS will be subject to federal, state and local taxes on its income at regular corporate rates. The Company recognizes the tax effects of uncertain tax positions only if the position is more likely than not to be sustained upon audit, based on the technical merits of the position.  The Company has not identified any material uncertain tax positions and recognizes interest and penalties in income tax expense, if applicable.  The Company is currently not under examination by any income tax jurisdiction.  For additional information refer to Note 9 – “Income Taxes.”

Qualification as a REIT

We have not yet qualified as a REIT. We intend to qualify and make the election to be taxed as a REIT, under Sections 856 through 860 of the Code, when we file our tax return for the taxable year ending December 31, 2015. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

If we fail to maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders.

Recently Issued Accounting Standards

See Note 2. - “Summary of Significant Accounting Standards,” for a discussion of this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Housing REIT, Inc.
Bethesda, Maryland

We have audited the accompanying balance sheet of American Housing REIT, Inc. (the “Company”) as of September 30, 2014 and 2013, and the related statement of operations, change stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
January 13, 2015

AMERICAN HOUSING REIT INC.
BALANCE SHEETS

Assets	September 30, 2014	September 30, 2013
Investment in real estate:
Land	$3,077,106	$-
Building and improvements	11,802,963	-
	14,880,069	-
Less: accumulated depreciation	(146,856)	-
Investment in real estate, net	14,733,213	-
Cash (includes $252,644 in restricted cash in 2014)	566,471
Escrow deposits	151,518	-
Rents and other receivables	54,931	-
Intangible asset, net	14,316	-
Total assets	$15,520,449	$-

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$156,370	$28,319
Due to related parties, net	245,977	-
Security deposits	186,099	-
Real estate tax payable	162,850	-
Prepaid rent	21,409	-
Note payable to shareholder	9,363,914	10,620
Total liabilities	10,136,619	38,939

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value, 100,000,000 shares authorized; 505,199 and 23,030 shares issued and outstanding at September 30, 2014 and 2013, respectively	5,051	230
Additional paid-in capital	5,977,260	108,041
Accumulated deficit	(598,481)	(147,210)
Total stockholders’ equity (deficit)	5,383,830	(38,939)
Total liabilities and stockholders’ equity	$15,520,449	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN HOUSING REIT INC.
STATEMENTS OF OPERATIONS

	Year Ended September 30, 2014	Year Ended September 30, 2013
Revenue:
Rental revenue	$915,979	$-
Other revenue	18,570	-
Total revenue	934,549	-
Expenses:
Property operating expenses	142,194	-
General and administrative	398,705	50,864
Property management fees	58,262	-
Real estate taxes	132,822	-
Homeowners’ association fees	19,125	-
Depreciation and amortization	294,622	-
Interest expense	145,002	-
Income tax	2,405	-
Total expenses	1,193,137	50.864
Loss from continuing operations	(258,588)	(50,864)
Income from discontinued operations	-	78,144
Net (loss) income	$(258,588)	$27,280

Net (loss) income per share – Basic and Diluted
Continuing operations	$(1.39)	$(2.21)
Discontinued operations	-	3.39
Net (loss) income per share – Basic and Diluted	$(1.39)	$1.18
Weighted-average shares outstanding – Basic and Diluted	186,102	23,030

The accompanying notes are an integral part of these financial statements.

AMERICAN HOUSING REIT INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	$ Amount	Capital	Deficit	Total

Balances, October 1, 2012	23,050	$230	$108,041	$(174,490)	$(66,219)

Net income	-	-	-	27,280	27,280

Balances, September 30, 2013	23,050	230	108,041	(147,210)	(38,939)

Net loss	-	-	-	(258,588)	(258,588)

Common shares issued upon
conversion of debt	482,149	4,821	5,856,912	-	5,861,733

Capital contribution - HFE	-	-	12,307	-	12,307

Dividends paid	-	-	-	(192,683)	(192,683)

Balances, September 30, 2014	505,199	$5,051	$5,977,260	$(598,481)	$5,383,830

The accompanying notes are an integral part of these financial statements.

AMERICAN HOUSING REIT INC.
STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2014	Year Ended September 30, 2013

Operating activities
Net (loss) income	$(258,588)	$27,280
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Changes in derivative liability	-	755
Gain on forgiveness of debt	-	(134,752)
Depreciation and amortization	294,622	-
Changes in operating assets and liabilities:
Rent and other receivables, net	(54,931)	3,500
Accounts payable and accrued expenses	128,049	(3,678)
Due to related parties, net	245,977	-
Security deposits	186,099	-
Real estate tax payable	162,850	-
Prepaid rent	21,409	-
Net cash provided by (used in) operating activities	725,487	(106,895)
Investing activities:
Escrow deposits for purchase of single family properties	(151,518)	-
Purchase of land, building and improvements, and intangibles	(15,042,149)	-
Net cash used in investing activities	(15,193,667)	-
Financing activities:
Proceeds from note payable from shareholder	15,225,647	10,620
Distribution to common shareholders	(192,683)	-
Capital contribution - HFE	12,307	-
(Payment) proceeds from note payable from former shareholder	(10,620)	93,252
Net cash provided by financing activities	15,034,651	103,872
Net increase (decrease) in cash and cash equivalents	566,471	(3,023)
Cash and cash equivalents—beginning of period	-	3,023
Cash and cash equivalents—end of period	$566,471	$-

Supplemental cash flow information:
Cash payments for interest	$-	$-

Noncash financing and investing activities:
Notes payable to shareholder converted to equity	$5,861,733	$-
Accounts payable settled by related party	$41,847	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN HOUSING REIT INC.
Notes to Financial Statements

Note 1 – ORGANIZATION AND OPERATIONS

American Housing REIT Inc. (the “Company,” “we,” “our” and “us”) was incorporated in Delaware on December 4, 2009 under the name CWS Marketing & Finance Group, Inc. (and later renamed to OnTarget360 Group, Inc. [“OnTarget”]) until September 12, 2013 when it redomiciled as a Maryland corporation and changed its name to American Housing REIT Inc..   Since July 19, 2013, we undertook a new strategy focused on acquiring and managing single-family residential properties (“SFRs”) to be operated as rental properties, and have wound down the interactive marketing agency business.  We intend to operate the Company in a manner that will allow us to qualify and elect to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  As of September 30, 2014, we owned 133 properties in Texas, Georgia, Florida, and North Carolina.

Acquisition of OnTarget and Merger with American Housing REIT Inc.

On July 19, 2013, Heng Fai Enterprises, Limited, a Hong Kong company (f/k/a Xpress Group, Limited) (“Heng Fai,” “Heng Fai Enterprises” may also refer to its wholly owned subsidiaries) purchased an aggregate of 21,863 shares (the “Shares”) of OnTarget’s common stock, representing approximately 94.9% of its issued and outstanding common stock.

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property Acquisitions – When at the date of acquisition the property/SFR has an existing tenant the Company accounts for its acquisition of real estate in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, and identified intangible assets, potentially consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and security deposits, based in each case on their fair values.  The Company has identified one intangible asset related to its in-place tenants which at the dates of acquisition aggregated to $162,082.  This amount is recorded net of accumulated amortization of $147,766 on the accompanying balance sheet as of September 30, 2014.

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

Transactions in which properties/SFRs are purchased that are not subject to an existing significant lease are treated as asset acquisitions, and as such are recorded at their purchase price, including acquisition fees, which is allocated to land and building based upon their relative fair values at the date of acquisition.

Rents and Other Receivables - Rents and other receivables primarily represents the amount of rent receivables and net rental funds which are held by the property manager on behalf of the Company, net of any allowance for amounts deemed uncollectible.  The Company assess these balances for collectability on a quarterly basis.  For the fiscal year ended September 30, 2014 the Company determined that rents receivable in the amount of $102,154 were not collectible and accordingly wrote that amount off via a charge to the general and administrative line item in its fiscal year ended September 30, 2014 Statement of Operations.

Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. These estimates are inherently subjective in nature and actual results could differ from estimates and the differences may be material.

Income taxes - We plan on electing to be taxed as a REIT for federal income tax purposes beginning in 2015. REITs are generally not subject to federal income taxes if the Company can meet many specific requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and if we create a Taxable REIT Subsidiary (“TRS”), the TRS will be subject to federal, state and local taxes on its income at regular corporate rates. The Company recognizes the tax effects of uncertain tax positions only if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. The Company has not identified any material uncertain tax positions and recognizes interest and penalties in income tax expense, if applicable. The Company is currently not under examination by any income tax jurisdiction.

Impairment of long lived assets - The Company evaluates its SFRs for impairment periodically or whenever events or circumstances indicate that its carrying amount may not be recoverable. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, we would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.

Security Deposits – The security deposit liability represents security deposit amounts deposited by tenants at the inception of the lease.

Leasing costs - Direct and incremental costs we incur to lease the properties are capitalized and amortized over the term of the lease, usually one year. Amortization of leasing costs is included in property operating expenses. Pursuant to the property management agreement with our property managers, we will pay a leasing fee equal to one payment of each lease’s monthly rent (see Note 7).  As of September 30, 2014 and 2013, we have not recorded any leasing costs.

Depreciation and amortization - Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 40 years.  Depreciation expense related to our properties was $146,856 for the year ended September 30, 2014.  Amortization expense related to the Company’s in-place lease intangible asset is calculated based on the remaining useful life of the initial lease term and was $147,766 for the year ended September 30, 2014.

Cash and cash equivalents - We consider all demand deposits, cashier’s checks, money market accounts and certificates of deposits with a maturity of three months to be cash equivalents. We maintain our cash and cash equivalents and escrow deposits at financial institutions. The combined account balances may exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage, and, as a result, there may be a concentration of credit risk related to amounts on deposit. We believe that this risk is not significant.  Additionally, this line item includes restricted funds in the amount of $252,644 related to security deposits and minimum balances to be held in trust.

Escrow deposits - Escrow deposits include refundable and non-refundable cash earnest money deposits for the purchase of properties including advances from Heng Fai Enterprises. In addition, escrow deposits may include amounts paid for SFR’s in certain states which require a judicial order when the risk and rewards of ownership of the property are transferred and the purchase is finalized.

Revenue and expense recognition - Rental income attributable to residential leases is recognized on a straight-line basis. Leases entered into between tenants and the Company are generally for a one-year term. We estimate losses that may result from the inability of our tenants to make payments required under the terms of the lease based on payment history and current credit status. As of September 30, 2014, we had no allowance for such losses. We accrue for property taxes and homeowner’s association assessments based on amounts billed, and, in some circumstances, estimates and historical trends when bills or assessments are not available. If these estimates are not reasonable, the timing and amount of expenses recorded could impact our financial statements.

Segment reporting - Under the provision of ASC 280, “Segment Reporting,” the Company had determined that it has one reportable segment with activities related to acquiring, renovating, leasing and operating single-family homes as rental properties. One hundred percent of the Company’s revenues are derived from rental income through the leasing of its properties.

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

Recently Issued Accounting Standards - In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations such as a major line of business, major geographic area or a major equity method investment, should be presented as discontinued operations. In addition the new guidance will require expanded disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. The guidance will be effective for all disposals of components (or classifications as held for sale) that occur within annual periods beginning on or after December 15, 2014 and is not expected to have a material impact on the Company's financial statements.

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

Note 3 - Lease income

We generally rent our properties under non-cancelable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties at September 30, 2014, through the end of their terms, are as follows:

Fiscal Year 2015	$975,517
Fiscal Year 2016	151,419
Total	$1,126,936

Note 4 - Shareholders’ equity

Effective as of September 12, 2013, as part of the reincorporation of the Company by merger with and into American Housing REIT Inc., the Company increased its authorized shares of capital stock to 110,000,000, $0.01 par value per share, of which 100,000,000 shares are authorized as common stock and 10,000,000 as preferred stock. The Company had 505,199 of common stock issued and outstanding as of September 30, 2014.

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

On April 17, 2014, the Company declared a quarterly cash dividend on the Company’s common stock to stockholders of record on April 23, 2014, in the amount of $0.0017 per share (not adjusted for the Reverse Stock Split), for a total amount paid of $69,850.

On July 18, 2014, the Company declared a dividend of $0.24315 per share to common stock holders as of July 31, 2014, for a total amount paid of $122,833.

Note 5 - Related party transactions

Management Agreement - The Company has been advised and managed by Inter-American Management, LLC (the “Inter-American Management”), which is a related party to the Company.  On November 21, 2014, the Company entered into a written management agreement.  Inter-American Management is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations. For performing these services, we will pay Inter-American Management a management fee equal to the greater of 1.5% per year of net assets or $20,000 per month.  For the years ended September 30, 2014 and 2013, advisory management fees incurred to Inter-American Management were $120,000 and zero, respectively.  See Note 10 - “Subsequent Events” for additional details on the management agreement.

Allocated General and Administrative Expenses – In the future, the Company may receive an allocation of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the properties.   There were no allocated general and administrative expenses from the Advisor for the years ended September 30, 2014 and 2013, respectively.

Note Payable to Shareholder – The Company’s total outstanding note payable to shareholder balance was $9,363,914 at September 30, 2014.  Heng Fai, the majority shareholder has loaned the Company funds to acquire the SFRs since inception. On April 14, 2014, the Company entered into a Master Funding Agreement with Heng Fai, with effective date of January 1, 2014. Heng Fai has advanced, prior to the effective date, and may advance, from time to time thereafter, funds to the Company on an interest-free basis (collectively, the “Loans”). The Loan proceeds are to be used by the Company to acquire single family homes and for other general corporate purposes. As of September 30, 2014, we have borrowed $15,225,647 under the Loans, of which $15,042,149 was used by us to acquire single family homes (the “Deployed Funds”) with acquisition related costs of an additional $151,900.  As of September 30, 2014, the Company had a balance of $151,518 (the “Undeployed Funds”) in escrow. Until the date of termination as defined in the Master Funding Agreement, any Loan from Heng Fai to the Company will be evidenced by an interest-free demand promissory note (the “Master Note”)

On each date of deployment of any proceeds of the Loans, the outstanding principal balance of the Master Note will be automatically, and without further action by the Company or Heng Fai, reduced on a dollar for dollar basis by the amount of such deployed proceeds. Thereafter, one half of the amount of such deployed proceeds will be evidenced by a convertible demand promissory note dated as of the applicable deployment date made and one half of the amount will be deemed to be a contribution to the capital of the Company, with respect to which the Company agrees to issue its common stock in exchange therefor at a conversion price equal to $0.0810.

On April 14, 2014 we agreed with Heng Fai to convert $3,050,218 of the Deployed Funds and issue an unsecured convertible promissory note bearing interest at the rate of 4.0% per annum effective as of January 1, 2014, payable on demand, but no later than March 1, 2019 (the “HFE Note 1”).  Payment of interest shall be made in cash annually in arrears on each March 1 of each calendar year, commencing on March 1, 2015.  No payments of principal are due within the next 12 months. HFE may elect to convert all or a portion of the outstanding principal amount of the HFE Note 1 into shares of common stock in an amount equal to the principal amount of the HFE Loan, together with accrued but unpaid interest, divided by $12.1575 (adjusted from $0.0810 due to the Reverse Stock Split).

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

On July 18, 2014 the Board of Directors of the Company restructured this amount pursuant to the Master Funding Agreement.  The Company converted the deployed portion of this funding to $2,811,515 in an unsecured convertible promissory note bearing interest at the rate of 4.0%, payable on demand, but no later than March 1, 2019 (the “HFE Note 2”). Payment of interest shall be made in cash annually in arrears on each March 1 of each calendar year, commencing on March 1, 2015.  In conjunction with the issuance of the HFE Note 2, we agreed with Heng Fai to convert the remaining $2,811,515 into unregistered shares of the Company’s common stock at $12.1575 per share (adjusted from $0.08105 due to the Reverse Stock Split) and issued an additional 231,257 common shares of the Company to Heng Fai.  Subsequent to this transaction, Heng Fai owns 504,013 common shares of the Company.

Interest expense on the notes was $145,002 for the fiscal year ended September 30, 2014.

Due to Related Party, Net – As of September 30, 2014, the Company has a related party payable balance of $245,977 that reflects a net payable to Inter-American Management and Inter-American Development (“IAD”).  The balance consists primarily of the management fee due to Inter-American Management of $120,000 discussed above and approximately $194,000 in escrow funding by IAD to be repaid by the Company.  These payables are partially offset by amounts funded to the respective entities by the Company which are to be repaid.

Note 6 – Single family residence Acquisitions

As of September 30, 2014, the Company had purchased 133 single family homes. The estimated useful lives of the buildings and improvement related to these assets is generally between 5 and 40 years.  The following table sets forth the metropolitan statistical area, metropolitan division, number of homes, and aggregate net investment (see (1) below), and average investment for each home acquired.

MSA/Metro Division	Number of Homes	Aggregate Investment (1)	Average Investment per Home
Florida	13	$1,262,273	$97,098
Georgia	31	$2,751,147	$88,747
North Carolina	3	$282,734	$94,245
Texas	86	$10,897,897	$126,720
Total and Weighted Average	133	$15,194,051	$14,241

(1)  The aggregate investment amount in the table above of $15.2 million includes an identified intangible asset of $162,082 and acquisition costs that were expensed of $151,900.

As discussed in Note 2. “Significant Accounting Policies,” when at the date of purchase the property has an existing tenant the Company accounts for the acquisition as a business combination in accordance with ASC 805.

The Company computes depreciation using the straight-line method over the estimated useful lives of forty years for building cost.  We make this determination based on subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in single family real estate.

The purchase price for the single family homes was funded by the Company’s majority shareholder under the HFE Master Funding Agreement discussed in Note 5 – “Related Party Transactions,” above.

Note 7 - Commitments and contingencies

Property Management Agreement - The Company has entered into property management agreements with the property managers under which the property managers generally oversaw and directed the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. We pay our property managers a property management fee equal to 8% of collected rents and a leasing fee equal to one month of each lease’s annual rent. For the years ended September 30, 2014 and 2013, property management fees incurred to the property managers were $58,262 and zero, respectively.  For the years ended September 30, 2014 and 2013 there were no leasing fees incurred to the property managers.

Office Lease – Our office is located at 4800 Montgomery Lane, Suite 450, Bethesda, Maryland, 20814.  The office space is allocated to us from Inter-American Management at prevailing rental rates and terms.

Legal Proceedings - The Company is not involved any legal proceedings.

Note 8 – Discontinued operations

Prior to July 19, 2013, the Company’s strategy was to operate as an interactive marketing agency that provided people, processes and tools to help clients improve the results generated by their marketing efforts. The services included both interactive market optimization services, including website design and technology support including point of purchase capabilities and driving website traffic. Currently and going forward the Company plans to focus on the acquisition and management of SFRs and therefore the interactive marketing agency business has been discontinued and its results are accounted for under ASC 205, “Discontinued Operations.”

The Company’s balance sheet amounts were not separately presented as discontinued operations/held for sale as of September 30, 2013. The results of discontinued operations of the interest dating, review and information website for the year end September 30, 2013 is summarized as follows:

2013
Revenues:
Custom professional service	$500
Monthly subscription fees	46,500

Total revenues	47,000

Cost of revenues	27,377

Gross profit	19,623

Operating Expenses:
General and administrative	74,518
General and administrative from related party	3,000
Total operating expenses	77,518

Loss from operations	(57,895)

Other income (expense)
Change in the fair value of derivative liability	(755)
Debt forgiven	136,815
Total other income	136,060

Income before taxes	78,165

Income tax provision	21

Income from discontinued operations	$78,144

NOTE 9 - INCOME TAXES

The components of the provision for income taxes for the fiscal years ended September 30, 2014 and 2013 are as follows:

	2014	2013
Current:
Federal	$2,405	$1,725
State and local	-	-
Total current tax provision	$2,405	$1,725

Deferred:
Federal	-	-
State	-	-
Total deferred tax provision	-	-

Total tax provision	$2,405	$1,725

Temporary Differences:
Deferred Tax Assets:
Non-operating loss carry forward at 34%	$17,500	$17,500
Less: valuation allowance	(17,500)	(17,500)
Net deferred tax asset	-	-
Prepaid rent at 34%	2,462	-
Depreciation at 34%	732	-
Related party interest at 34%	49,845	-
Less: reserve due to REIT election	(53,039)	-
Deferred tax assets	-	-

Deferred Tax Liabilities	-	-

Net Deferred Tax Asset	$-	$-

For the 2014 tax year, the Company is planning to elect and qualify as a REIT under the Internal Revenue Code.  To qualify as a REIT, it must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income to its stockholders.  It is management’s current intention to adhere to these requirements and be eligible to be a REIT for the year ended December 31, 2014.  In preparation to be a REIT, the Company changed its tax year end by filing a short period return for the three months ended December 31, 2013, resulting in the federal tax expense of $2,405.

As a REIT, it generally will not be subject to corporate level federal income tax on taxable income distributed to stockholders.  If it fails to qualify as a REIT for the 2014 tax year, it will be subject to federal income taxes at corporate tax rates.  Even if it qualifies to be taxed as a REIT for 2014, it may be subject to state taxes and federal income and excise taxes on any undistributed taxable income.  For the 2014 tax year, the Company intends to distribute all of its taxable income; therefore, all deferred tax assets have been reserved.  Regarding state taxes, the estimated revenues for 2014 are below an amount that would result in a Texas state tax liability for 2014.  Therefore, no provision for state taxes has been recorded in the Company’s financial statements as of September 30, 2014.

The Company follows ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to be taken on a tax return. As of September 30, 2014, the Company did not have any liabilities for uncertain tax positions that it believes should be recognized in its financial statements. The Company is not subject and has not been subject to any federal or state income tax examinations.

The Company had federal and state net operating loss carry forwards of approximately $50,000, as of September 30, 2014 and 2013, respectively. The tax loss carry forwards are available to offset future taxable income with the federal and state carry forwards beginning to expire in 2026. The realization of the tax benefits are subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is not likely that its net deferred tax assets will ultimately be recovered; as such, it recorded a valuation allowance for the net operating loss and a reserve due to the anticipated REIT election.  Additionally, under IRS Section 382, net operating losses incurred prior to a change in ownership can be limited. Such a change took place for the Company this fiscal year resulting in estimated forfeiture of all net operating losses incurred prior to the change in control.

The difference between the expected income tax expense and the actual tax expense computed by using the Federal statutory rate of 0% and 34%, respectively, is as follows:

	2014	2013

Expected income tax loss at statutory rate of 0% and 34%, respectively	$-	$(17,500)
State and local tax benefit, net of federal	-	-
Change in valuation account	-	17,500
Income tax expense	$-	$-

The Company is electing REIT status for 2014 and distributing all income. Therefore, the 2014 Federal statutory rate is 0%.

Note 10 – SUBSEQUENT EVENTS

Management Agreement

On November 21, 2014 the Company entered into a management agreement with Inter-American Management.

Services Performed. Under the terms of the management agreement, Inter-American Management will manage, operate and administer the Company’s day-to-day operations and investment activities in conformity with the investment guidelines and other policies that are approved and monitored by our board of directors. Inter-American Management is responsible for (1) the selection, purchase and sale of our portfolio investments, (2) administering and managing the Company’s day-to-day operations, and (3) providing us with investment advisory services. The initial term of the management agreement expires on June 1, 2019 and will be automatically renewed for five year periods thereafter.  Inter-American Management is permitted to engage in property development services for the purpose of selling improved real estate assets to the Company or third parties.  Inter-American Management, using its own funds, may (1) purchase real estate assets, (2) renovate the real estate asset, and (3) lease the real estate assets that do not meet the Company’s investment guidelines (the “Renovation Property”). Inter-American Management must first offer the Company a right of first refusal to purchase any Renovation Property it seeks to sell. Inter-American is permitted to market additional goods and services to tenants of the properties owned by the Company.

Compensation. The Company will pay Inter-American Management 8% of rental revenue for property management services and a base management fee equal to the greater of (a) 1.50% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $20,000 per calendar month.  Inter-American Management is also entitled to an incentive fee (the “Incentive Fee”) for each calendar quarter the management agreement is in effect in an amount, not less than zero, equal to the difference between (1) the product of (a) 20% and (b) the difference between (i) Core Earnings (as defined below) for the previous four fiscal quarters, and (ii) the product of (A) the weighted-average offering price per share of common stock of all of the Company’s offerings of common stock (other than offerings of common stock to the Company or its Affiliates that are not part of a broader offering of common stock to third party investors) (where each such offering is weighted by both the number of shares issued in such offering and the number of days that such issued shares were outstanding during such four fiscal quarter period) multiplied by the average number of common stock outstanding in the previous four fiscal quarters, and (B) 8%, and (2) the sum of any Incentive Compensation paid to Inter-American Management with respect to the first three fiscal quarters of such previous four fiscal quarter period; provided, however, that no Incentive Compensation shall be payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most-recently completed fiscal quarters (or part thereof prior to the completion of 12 fiscal quarters following the Closing Date) is greater than zero.

Core Earnings is a non-GAAP measure and is defined as the net income (loss) of the Company, computed in accordance with GAAP, excluding non-cash equity compensation expense, the Incentive Compensation, real estate-related depreciation and amortization, any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income and one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between Inter-American Management and the Company’s Board of Directors.

The Base Management Fee shall be payable in arrears in cash, in quarterly installments commencing with the fiscal quarter in which this Agreement is executed.  The Incentive Compensation shall be payable in arrears, in quarterly installments commencing with the fiscal quarter ending March 31, 2014.

Operating Expenses. The Company is required to pay all of its operating expenses which include, but are not limited to, transactions costs, legal, accounting, and administrative services, compensation of the Company’s officers and directors, costs and out of pocket expense incurred by directors, officer, employees or other agents of Inter-American Management for travel on the Company’s behalf, wages, salaries and benefits incurred by Inter-American Management for dedicated officers that are provided to the Company or a pro-rata portion if such person is partially dedicated to the Company’s operations. The Company has agreed to reimburse Inter-American Management for any operating expenses of the Company incurred by Inter-American Management.

Termination Rights. The management agreement can be terminated if the Company fails to exceed (A) 75% (seventy-five percent) of the FTSE NAREIT Equity Residential (as defined below) total performance and dividend performance over the three year period previous to termination (Inter-American Management shall have the right to forgo or defer any fees due to it in order to achieve the 75% benchmark); and (B) 75% (seventy-five percent) of the FTSE NAREIT Equity Residential (as defined below) total performance and dividend performance over the three year period previous to termination (Inter-American Management shall have the right to forgo or defer any Fees due to it in order to achieve the 75% benchmark); and (C) 75% (seventy-five percent) of the Standard and Poor’s 500 Index total performance and dividend performance over the three year period previous to termination (Inter-American Management shall have the right to forgo or defer any Fees due to it in order to achieve the 75% benchmark); and (D) 75% (seventy-five percent) of the Standard and Poor’s 500 Index (as defined below) total performance and dividend performance over the one year period previous to termination (Inter-American Management shall have the right to forgo or defer any Fees due to it in order to achieve the 75% benchmark); and (E) “total performance” is defined as share price appreciation plus dividends paid to the shareholder expressed as an annualized percentage of all index constituents weighted in the same ratio as they are weighed by the index; and (F) “dividend performance” is defined as dividends paid to the shareholder expressed as an annualized percentage of all index constituents weighted in the same ratio as they are weighed by the index.

In addition, the management agreement can be terminated if the Company fails to exceed 5.5% return on invested capital for the previous 12 months, and if the Board of Directors of the Company: (A) is comprised of at least seven members; (B) and other than directors placed by Inter-American Management or its affiliate, Heng Fai Enterprises Ltd., no more than one director is represented, employed, or affiliated by any single investor or investment, bank, law firm, or vendor; and (C) in a fully attended Board meeting, votes to terminate the Agreement in a majority vote; and (iii) the Company’s shareholders approve, by a majority of shareholders, an alternative business plan submitted by the Board of Directors through a shareholder vote as provided for in the management agreement; and upon the termination the Company will pay Inter-American Management the Termination Fee (as defined below) in cash, common stock, or fifty percent cash and fifty percent common stock.

FTSE NAREIT Equity Residential means the REIT residential real estate index which is a component of the FTSE NAREIT U.S. Real Estate Index Series published on REIT.com.

In addition, Inter-American Management may terminate the management agreement on 60 days notice in the event the Company shall default on any term or condition of the agreement and the Company fails to remedy such default within 30 days of such notice. In the event of a default, the Company is obligated to pay Inter-American Management a termination fee (the “Termination Fee”) equal to the greater of (a) three (3) times the average annual Base Management Fee and the average annual Incentive Compensation (in either case paid or payable) to Inter-American Management with respect to the previous eight fiscal quarters ending on the last day of the Final Quarter; and (b) the greater of: (i) 10% (ten percent) of the FFO growth (as defined below) from October 1, 2013 to the date of the termination; or (ii) 10% (ten percent) of capital gains of the Company measured from the period October 1, 2013 to the date of termination.  A mutually agreed upon third party shall conduct an appraisal of the Company’s assets. FFO means the Company’s net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The termination fee is payable in cash, or at the election of Inter-American Management, fifty percent cash, and fifty percent common stock of the Company.

Dividend

On October 31, 2014, the Company declared a dividend of $0.24315 per share to common stock holders as of November 10, 2014, for a total amount paid of $122,833.

Debt Activity

In conjunction with the Master Funding Agreement, the Company deployed $2,929,725 of funds from HFE USA.  On November 11, 2014, the Board authorized the issuance of $1,464,863 in convertible debt (‘HFE Note 3”) and the conversion of $1,464,863 of HFE USA funding into unregistered shares of our common stock at $12.1575 per share and are due to issue an additional 120,491 common shares of the Company to HFE USA.  Accordingly, as of December 30, 2014, the Company issued to HFE USA $7,326,596 in convertible debt.

Director Appointments

On October 7, 2014, the Board of Directors appointed Jeffrey Busch as a director of the Company and also appointed Mr. Busch to serve as Vice Chairman of the Board of Directors to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal.  Mr. Fai H. Chan, currently serving as director, was also appointed as Chairman of the Board of Directors on October 7, 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2014 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for the preparation of our consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of September 30, 2014.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Position
Conn Flanigan	46	Chief Executive Officer and Director
Donald McClure	46	Chief Financial Officer
Jeffrey Busch	57	Vice-Chairman of the Board of Directors
Tong Wan Chan	40	Director
Fai H. Chan	70	Chairman of the Board of Directors

Our directors hold office until their successors are elected and qualified, or until their deaths, resignations or removals. Our officers hold office at the pleasure of our board of directors, or until their deaths, resignations or removals.

Business Experience

Conn Flanigan

Mr. Flanigan has served as our Chief Executive Officer and a director since July 19, 2013 and as our Chief Financial Officer from July 19, 2013 until September 30, 2014 when Mr. McClure took over that role. Since September 30, 2013, Mr. Flanigan has been a director of Global Medical REIT Inc., an owner, operator, manager and developer of specialty medical properties. Mr. Flanigan has been General Counsel with eBanker Corporate Services, Inc., a Colorado subsidiary of Heng Fai Enterprises since 2007.  From 2000 to 2007 Mr. Flanigan served as Corporate Counsel to eVision Corporate Services, Inc., a Colorado subsidiary of Heng Fai Enterprises. Mr. Flanigan received a B.A. in International Relations from the University of San Diego in 1990 and a Juris Doctor Degree from the University of Denver Sturm College of Law in 1996.

Donald McClure

Mr. McClure has been our Chief Financial Officer since September 30, 2014. Mr. McClure is a real estate business professional, leader, trainer, advisor and entrepreneur. In his professional career he is known for taking the lead roles in organizational development efforts and large-scale projects.

Mr. McClure’s experience covers many functional areas of finance and accounting, including Policy and Procedure development, Compliance, Internal Controls, Acquisition Due Diligence, Ratio Reporting, SEC Reporting, GAAP Financials, Accounts Receivable, Accounts Payable, Fixed Assets, Contract Implementation, Billing, Payroll, Revenue/Expense Planning, Budgets and Reporting.

Mr. McClure has extensive experience in operational business development creating policy and procedures specific to REIT compliance to prevent fraud and material errors. His core real estate business experience covers Residential, Office, Retail, Medical Office and Industrial asset classes, as well as ground-up development projects. He is well-versed in Housing and Urban Development, Tax Credit, Bond Deals, Condominium and Home Owner's Association issues. Mr. McClure served as the Accounting Manager of Washington Real Estate Investment Trust (NYSE/WRE), the oldest REIT in the country, with an established track record of consecutive dividend distributions.

Mr. McClure also served as the CFO/Controller of Quantum Real Estate Management. Mr. McClure brings experience working with the "Big Four" accounting firms, along with many local firms, having been engaged in over 300 client-side quarterly, interim and year-end audits. Mr. McClure holds a Bachelor of Science in Finance from North Carolina A&T State University, and a Masters of Business Administration from Keller School of Management. He is currently pursuing his doctorate in International Finance at Walden University.

Jeffrey Busch

Jeffrey Busch was appointed as Vice Chairman of our Board of Directors on October 7, 2014 and has been an active investor in the real estate industry since 1985. He has developed numerous properties in various asset classes, owning and managing real estate in several states, including rental housing, hotels and a wide variety of commercial real estate.

Mr. Busch later served as President of Safe Blood International Foundation, where he oversaw the establishment of medical facilities in 35 developing nations, funded by the U.S. Center for Disease Control and USAID among others.

Mr. Busch is a graduate of the New York University Stern School of Business, holds a Masters of Public Administration from New York University, and a Doctor of Jurisprudence from Emory University.

Tong Wan Chan

Tong Wan Chan was appointed to our Board of Directors on October 29, 2013.  Mr. Chan serves as the Managing Director of Heng Fai Enterprises, Ltd., (“Heng Fai”) the Company’s majority shareholder. He joined Heng Fai as a Non-Executive Director in January 2000, re-designated as an Executive Director in September 2002 and was appointed as Managing Director in August 2003. As the Managing Director of Heng Fai, Mr. Chan oversees the Heng Fai’s principal strategic investments activities in both publicly-listed and private companies. Mr. Chan’s father is Fai H. Chan, also a director of the Company.

Mr. Chan has over 15 years of experience in investment banking-related vocations and specialized in Asian equity financial products for two international investment banking firms, originating and dealing in listed and over-the-counter structured products. He has also acted as a securities’ principal in a U.S. NASD-licensed brokerage house. Mr. Chan was an Executive Director of SingHaiyi Group Ltd.

Mr. Chan graduated from the University of British Columbia with a Bachelor of Commerce degree (honors) with a Finance specialization.

Fai H. Chan

Fai H. Chan, has been the Chairman of our Board of Directors since February 5, 2014 and was formerly (i) the Managing Director of SingHaiyi Group Ltd (“SingHaiyi”) (http://singhaiyi.com), a company listed on the Catalist board of the Singapore Exchange. Under Mr. Chan’s leadership, SingHaiyi was transformed from a failed store-fixture business provider with net asset value of less than S$10 million into a property trading and investment company and finally to a property development company with latest net asset value over S$150 million before Mr. Chan ceded controlling interest in late 2012. (ii) the Executive Chairman of China Gas Holdings Limited (http://www.chinagasholdings.com.hk/siteen/index.html), a company listed on The Stock Exchange of Hong Kong Limited. Under Mr. Chan’s guidance and direction, China Gas was restructured from a failing fashion retail company to one of the largest participants in the investment, operation and management of city gas pipeline infrastructure, distribution of natural gas and LPG to residential, commercial and industrial users in China. The market capitalization of China Gas in the financial year of 2002 of approximately HK$247 million (share had traded in value of HK$0.51) increased to present market capitalization in excess of HK$40 billion (share price of HK$8.93 as at June 28, 2013); (iii) a director of Global Med Technologies, Inc. (www.globalmedtech.com), a public medical company (OTC: GLOB) which is engaged in the design, develop, marketing and support of information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities; (iv) a director of Skywest Ltd (www.skywest.com.au), an airline company listed on the Australian Stock Exchange; and (v) the Chairman and Director of American Pacific Bank, a commercial bank listed on NASDAQ from 1988 to 2005. Mr. Chan had acquired American Pacific Bank, a US full-service commercial bank, out of bankruptcy in 1987. He recapitalized, refocused and grew the bank’s operations. Under his guidance it became a high asset quality bank, with zero loan losses for over five consecutive years before it was ultimately acquired and merged into Riverview Bancorp Inc. Prior to its acquisition and merger it was ranked #13 by the Seattle Times’ “Annual Northwest’s Top 100 Public Companies” and #6 in Oregon state, ahead of names such as Nike, Microsoft, Costco, AT&T Wireless and Amazon.com (http://amazon.com).

Mr. Fai H. Chan has restructured over 35 companies in different industries and countries in the past 40 years. In April 2013, Mr. Chan invested in Singapore eDevelopment Limited (formerly known as CCM Group Limited) (“SeD”) (http://www.sed.com.sg), a company listed on the Singapore Exchange, and was appointed its Non-Executive Director to assist its business and capital restructuring. With Mr. Chan’s participation in the capital restructuring, the market capitalization of SeD was increased from approximately S$8.3 million to S$25 million within three months. In April 2014, Mr. Fai Chan was redesignated to be the Chief Executive Officer of SeD. In July 2013, Holista Colltech Ltd (“Holista”) (http://www.holistaco.com), a bio- technology company listed on the Australian Stock Exchange, announced it had appointed Mr. Chan as its Non-Executive Director, a role which will allow the company to tap his vast business and corporate experience. The appointment follows the subscription of Heng Fai Business Development Pte Ltd, a Singapore-based company controlled by Mr. Chan. Mr. Fai H. Chan is the father of Mr. Tong Wan Chan.

The board of directors appointed Messrs. Flanigan, Busch, T. Chan and F. Chan in recognition of their abilities to assist the Company in expanding its business and the contributions they can make to the Company’s strategic direction.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole. Because we have only three directors, none of whom are independent, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

●	understands generally U.S. GAAP and financial statements,

●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

●	understands internal controls over financial reporting, and

●	understands audit committee functions.

Family Relationships

Except for Mr. Tong Chan and Mr. Fai Chan, his father, no family relationship exists between any director, executive officer, or any person contemplated to become such.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Business Conduct and Ethics

We currently do not have a Code of Business Conduct and Ethics.  We intend to adopt a code of ethics during the fiscal year ending September 30, 2015.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Since none of our securities have been registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, our officers and directors and persons who own more than 10% of our common stock are not required to file Section 16(a) beneficial ownership reports.

ITEM 11. EXECUTIVE COMPENSATION

Tabular presentation that sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended September 30, 2014; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at September 30, 2014 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at September 30, 2014, is not presented for the fiscal years ended September 30, 2014 and 2013, as the services of our executive officers and directors were provided to us under the terms of the management agreement we entered into with Inter-American Management.

Employment of Executive Officers

Our management agreement provides that Inter-American Management is responsible for managing our affairs. Our Chief Executive Officer is an employee of Inter-American Management and certain of its affiliates, did not receive cash compensation from us for serving as an executive officer of our company. Instead, we agreed to pay Inter-American Management the management fees described in “Certain Relationships and Related Transactions—Management Agreement” below. Prior to the April 1, 2014 effective date of the management agreement, an affiliate of our company paid the salary of our Chief Executive Officer.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

Equity Awards

We have not awarded any shares of stock, options or other equity securities to our directors or executive officers since our inception. We have not adopted any equity incentive plan.  There were no grants of stock options since inception.

The Board of Directors of the Company has not adopted a stock incentive plan. The Company has no plans to adopt one at this time but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Director Compensation

Our directors are not compensated for their services and we have no plans to pay our directors any money in the future. All our directors are compensated by affiliates of the Company.  The board has not implemented a plan to award options to our directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Employment Contracts

We have no employment contracts with any of our officers or directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under Maryland law, a corporation may indemnify any director made a party to any proceeding by reason of service in that capacity unless it is established that the act or omission of the director was material to the matter giving rise to the proceeding and was committed in bad faith; was the result of active and deliberate dishonesty; or the director actually received an improper personal benefit in money, property, or services; or in the case of any criminal proceeding, the director had reasonable cause to believe that the act or omission was unlawful.  The corporation may advance indemnification expenses if it receives an undertaking from the indemnitee to repay the advance if it is ultimately determined that such person’s conduct did not meet the statutory standard required for indemnification. Under our Certificate of Incorporation and Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, to the maximum extent permitted by law

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Maryland law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of January 9, 2015 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care of American Housing REIT Inc., 4800 Montgomery Lane #450, Bethesda, Maryland 20814. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of common stock. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Conn Flanigan, Chief Executive Officer and Director(2)	33	*
Donald McClure, Chief Financial Officer(3)	-	-
Fai H. Chan, Chairman of the Board of Directors(4)	504,013	99.8%
Tong Wan Chan, Director(5)	504,013	-
Jeffery Busch, Vice Chairman of the Board of Directors(6)	-	-
All officers and directors as a group (five persons)	504,046	99.8%

HFE USA, LLC (“HFE USA”)(4)	504,013	99.8%

* Less than 1%.

(1)  Based on 505,199 shares of common stock outstanding.

(2)  Mr. Flanigan resigned as Chief Financial Officer on September 30, 2014 upon the appointment of Mr. McClure as Chief Financial Officer.

(3)  Mr. McClure was appointed as Chief Financial Officer on September 30, 2014.

(4)  The amount beneficially owned by Mr. Fai Chan consists of shares owned by HFE USA. Mr. Chan has voting and dispositive control over securities held by HFE USA whose address is 24/F Wyndham Place, 40-44 Wyndham Street, Central, Hong Kong, PRC.

(5)  Mr. Tong Wan Chan was appointed as a Director on September 30, 2014. Also, Mr. Tong Wan Chan is the son of Mr. Fai H. Chan.  Mr. Tong Wan Chan is the Managing Director of Heng Fai Enterprises, the owner of HFE USA, LLC and, along with Mr. Fai Chan, has voting and dispositive control over securities held by HFE USA.

(6)  Mr. Busch was appointed as a Director on September 30, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Note Payable to Shareholder –Heng Fai, the majority shareholder has loaned the Company funds to acquire the SFRs since inception. On April 14, 2014, the Company entered into a Master Funding Agreement with Heng Fai, with effective date of January 1, 2014. Heng Fai has advanced, prior to the effective date, and may advance, from time to time thereafter, funds to the Company on an interest-free basis (collectively, the “Loans”). The Loan proceeds are to be used by the Company to acquire single family homes and for other general corporate purposes. As of September 30, 2014, we have borrowed $15,225,647 under the Loans, of which $15,042,149 was used by us to acquire single family homes (the “Deployed Funds”) with acquisition related costs of an additional $151,900.  As of September 30, 2014 we had a balance of $151,518 (the “Undeployed Funds”) in escrow. Until the date of termination as defined in the Master Funding Agreement, any Loan from Heng Fai to the Company will be evidenced by an interest-free demand promissory note (the “Master Note”)

On each date of deployment of any proceeds of the Loans, the outstanding principal balance of the Master Note will be automatically, and without further action by the Company or Heng Fai, reduced on a dollar for dollar basis by the amount of such deployed proceeds. Thereafter, one half of the amount of such deployed proceeds will be evidenced by a convertible demand promissory note dated as of the applicable deployment date made and one half of the amount will be deemed to be a contribution to the capital of the Company, with respect to which the Company agrees to issue its common stock in exchange therefor at a conversion price equal to $12.15.

On April 14, 2014 we agreed with Heng Fai to convert $3,050,218 of the Deployed Funds and issue an unsecured convertible promissory note bearing interest at the rate of 4.0% per annum effective as of January 1, 2014, payable on demand, but no later than March 1, 2019 (the “HFE Note 1”).  Payment of interest shall be made in cash annually in arrears on each March 1 of each calendar year, commencing on March 1, 2015.  No payments of principal are due within the next 12 months. HFE may elect to convert all or a portion of the outstanding principal amount of the HFE Note 1 into shares of common stock in an amount equal to the principal amount of the HFE Loan, together with accrued but unpaid interest, divided by $12.1575.

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

On July 18, 2014 the Board of Directors of the Company restructured this amount pursuant to the Master Funding Agreement.  The Company converted the deployed portion of this funding to $2,811,515 in an unsecured convertible promissory note bearing interest at the rate of 4.0%, payable on demand, but no later than March 1, 2019 (the “HFE Note 2”). Payment of interest shall be made in cash annually in arrears on each March 1 of each calendar year, commencing on March 1, 2015.  In conjunction with the issuance of the HFE Note 2, we agreed with Heng Fai to convert the remaining $2,811,515 into unregistered shares of the Company’s common stock at $12.1575 per share (adjusted from $0.08105 due to the Reverse Stock Split) and issued an additional 231,257 common shares of the Company to Heng Fai.  Subsequent to this transaction, Heng Fai owns 504,013 common shares of the Company.

Interest expense on the notes was $145,002 for the year ended September 30, 2014.

Management Agreement - On November 21, 2014 we entered into a management agreement, with an effective date of April 1, 2014, with Inter-American Management to manage, operate and administer our day-to-day operations and investment activities in conformity with the investment guidelines and other policies that are approved and monitored by our board of directors. Inter-American Management is responsible for (1) the selection, purchase and sale of our portfolio investments, (2) potentially providing property management and development activities, and (3) providing us with investment advisory services. The initial term of the management agreement expires on June 1, 2019 and will be automatically renewed for five year periods thereafter.  Inter-American Management is permitted to engage in property development services for the purpose of selling improved real estate assets to us or third parties.  Inter-American Management, using its own funds, may (1) purchase real estate assets, (2) renovate the real estate asset, and (3) lease the real estate assets that do not meet our investment guidelines (the “Renovation Property”). Inter-American Management must first offer us a right of first refusal to purchase any Renovation Property it seeks to sell. Inter-American is permitted to market additional goods and services to tenants of the properties owned by us.

Compensation. We will pay Inter-American Management 8% of rental revenue for property management services and a base management fee equal to the greater of (a) 1.50% per annum of our net asset value (the value of our assets less the value of our liabilities), or (b) $20,000 per calendar month.  Inter-American Management is also entitled to an incentive fee (the “Incentive Fee”) for each calendar quarter the management agreement is in effect in an amount, not less than zero, equal to the difference between (1) the product of (a) 20% and (b) the difference between (i) Core Earnings (as defined below) for the previous four fiscal quarters, and (ii) the product of (A) the weighted-average offering price per share of common stock of all of our offerings of common stock (other than offerings of common stock to us or our affiliates that are not part of a broader offering of common stock to third party investors) (where each such offering is weighted by both the number of shares issued in such offering and the number of days that such issued shares were outstanding during such four fiscal quarter period) multiplied by the average number of common stock outstanding in the previous four fiscal quarters, and (B) 8%, and (2) the sum of any Incentive Compensation paid to Inter-American Management with respect to the first three fiscal quarters of such previous four fiscal quarter period; provided, however, that no Incentive Compensation shall be payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most-recently completed fiscal quarters (or part thereof prior to the completion of 12 fiscal quarters following the Closing Date) is greater than zero.

Core Earnings is a non-GAAP measure and is defined as our net income (loss), computed in accordance with GAAP, excluding non-cash equity compensation expense, the Incentive Compensation, real estate-related depreciation and amortization, any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income and one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between Inter-American Management and our Board of Directors.

The Base Management Fee shall be payable in arrears in cash, in quarterly installments commencing with the fiscal quarter in which this Agreement is executed.  The Incentive Compensation shall be payable in arrears, in quarterly installments commencing with the fiscal quarter ending March 31, 2014.

Operating Expenses. We are required to pay all of our operating expenses which include, but are not limited to, transactions costs, legal, accounting, and administrative services, compensation of our officers and directors, costs and out of pocket expense incurred by directors, officer, employees or other agents of Inter-American Management for travel on our behalf, wages, salaries and benefits incurred by Inter-American Management for dedicated officers that are provided to us or a pro-rata portion if such person is partially dedicated to our operations. We agreed to reimburse Inter-American Management for any of our operating expenses incurred by Inter-American Management.

Termination Rights. The management agreement can be terminated if we fail to exceed (A) 75% (seventy-five percent) of the FTSE NAREIT Equity Residential (as defined below) total performance and dividend performance over the three year period previous to termination (Inter-American Management shall have the right to forgo or defer any fees due to it in order to achieve the 75% benchmark); and (B) 75% (seventy-five percent) of the FTSE NAREIT Residential Equity total performance and dividend performance over the three year period previous to termination (Inter-American Management shall have the right to forgo or defer any Fees due to it in order to achieve the 75% benchmark); and (C) 75% (seventy-five percent) of the Standard and Poor’s 500 Index total performance and dividend performance over the three year period previous to termination (Inter-American Management shall have the right to forgo or defer any Fees due to it in order to achieve the 75% benchmark); and (D) 75% (seventy-five percent) of the Standard and Poor’s 500 Index (as defined below) total performance and dividend performance over the one year period previous to termination (Inter-American Management shall have the right to forgo or defer any Fees due to it in order to achieve the 75% benchmark); and (E) “total performance” is defined as share price appreciation plus dividends paid to the shareholder expressed as an annualized percentage of all index constituents weighted in the same ratio as they are weighed by the index; and (F) “dividend performance” is defined as dividends paid to the shareholder expressed as an annualized percentage of all index constituents weighted in the same ratio as they are weighed by the index.

In addition, the management agreement can be terminated if we fail to exceed 5.5% return on invested capital for the previous 12 months, and if our Board of Directors: (A) is comprised of at least seven members; (B) and other than directors placed by Inter-American Management or its affiliate, Heng Fai Enterprises Ltd., no more than one director is represented, employed, or affiliated by any single investor or investment, bank, law firm, or vendor; and (C) in a fully attended Board meeting, votes to terminate the Agreement in a majority vote; and (iii) our shareholders approve, by a majority of shareholders, an alternative business plan submitted by the Board of Directors through a shareholder vote as provided for in the management agreement; and upon the termination we will pay Inter-American Management the Termination Fee (as defined below) in cash, common stock, or fifty percent cash and fifty percent common stock.

FTSE NAREIT Equity Residential means the REIT residential real estate index which is a component of the FTSE NAREIT U.S. Real Estate Index Series published on REIT.com.

In addition, Inter-American Management may terminate the management agreement on 60 days notice in the event we default on any term or condition of the agreement and we fail to remedy such default within 30 days of such notice. In the event of a default, we are obligated to pay Inter-American Management a termination fee (the “Termination Fee”) equal to the greater of (a) three (3) times the average annual Base Management Fee and the average annual Incentive Compensation (in either case paid or payable) to Inter-American Management with respect to the previous eight fiscal quarters ending on the last day of the Final Quarter; and (b) the greater of: (i) 10% (ten percent) of the FFO growth (as defined below) from October 1, 2013 to the date of the termination; or (ii) 10% (ten percent) of capital gains of our company measured from the period October 1, 2013 to the date of termination.  A mutually agreed upon third party shall conduct an appraisal of our assets. FFO means our net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The termination fee is payable in cash, or at the election of Inter-American Management, shares of our company, or fifty percent cash, fifty percent of our common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Malone Bailey, LLP for the fiscal years ended September 30, 2014 and 2013.

	2014	2013
Audit Fees	$60,000	$7,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$60,000	$7,000

Audit Fees — this category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — this category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — this category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — this category consists of fees for other miscellaneous items.

Item 15. Exhibits.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page 16 and included on pages 17 through 30.

	2.
Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description
2.1
Agreement and Plan of Merger, by and between the Company and American Housing REIT Inc., dated January 2, 2013 (Incorporated by reference to Exhibit A of the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on February 5, 2014).

3.1(a)	Charter of American Housing REIT Inc. (Incorporated by reference to Exhibit B of the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on February 5, 2014).

3.1(b)	American Housing REIT, Inc. Articles Supplementary, effective July 18, 2014 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2014).

3.2	Bylaws of American Housing REIT Inc. (Incorporated by reference to Exhibit C of the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on February 5, 2014).

10.1
Master Funding Agreement between American Housing REIT, Inc. and Heng Fai Enterprises, Ltd. dated April 14, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2014).

10.2*	Convertible Debenture Issued to Heng Fai Enterprises Limited dated April 14, 2014.

10.3
Convertible Debenture Issued to Heng Fai Enterprises Limited dated July 18, 2014 (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 15, 2014).

10.4
Convertible Debenture Issued to Heng Fai Enterprises Limited dated November 11, 2014 (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 15, 2014).

10.5
Management Agreement between American Housing REIT Inc. and Inter-American Management LLC dated November 21, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2014).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN HOUSING REIT Inc.

Dated: January 13, 2015	By:	/s/ Conn Flanigan
Conn Flanigan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ Conn Flanigan	Chief Executive Officer (Principal Executive Officer) and Director	January 13, 2015
Conn Flanigan

/s/ Donald McClure	Chief Financial Officer (principal financial and accounting officer)	January 13, 2015
Donald McClure

/s/ Jeffrey Busch
Jeffrey Busch	Vice Chairman of the Board of Directors	January 13, 2015

/s/ Fai H. Chan
Fai H. Chan	Chairman of the Board of Directors	January 13, 2015

/s/ Tong Wan Chan
Tong Wan Chan	Director	January 13, 2015