Form 10-KT
period 2014-12-31
American Housing REIT Inc.
filed 2015-03-31
CIK 1506385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Or

☒TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2014 to December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

☐ Large accelerated filer	☐ Accelerated flier	☐ Non-accelerated flier	☒ Smaller reporting company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $0 on March 31, 2014.

As of March 31, 2015, there were 625,690 shares of the registrant’s common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE REGARDING THE TRANSITION PERIOD

We changed our fiscal year from September 30 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2014.  As a result our current fiscal period was shortened from twelve months to a three-month transition period that ended on December 31, 2014.  This change in fiscal year is required based upon our intention to qualify and be taxed as a real estate investment trust (“REIT”) for federal income tax purposes.

When our financial results for the transition period in 2014 are compared to our financial results for the transition period in 2013 the results compare the three-month period from October 1, 2014 through December 31, 2014 to the financial results for the three-month period from October 1, 2013 through December 31, 2013.  The results for the three-month transition period ended December 31, 2013 are unaudited.

When financial results for our fiscal year ended September 30, 2014 are compared to financial results for our fiscal year ended September 30, 2013 the results compare our previously audited fiscal years, which were the twelve months ended September 30, 2014 and September 30, 2013, respectively.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Transition Report on Form 10-K (this “Report”) contains “forward-looking statements.”  Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

“Heng Fai” refers to Heng Fai Enterprises, Ltd., a Hong Kong company which owns or controls HFE USA, LLC, our majority shareholder.

“HFE USA, LLC” refers to HFE USA, LLC, a Delaware limited liability company owned by Heng Fai.  HFE USA, LLC is our majority shareholder.

“Inter-American Management” refers to Inter-American Management, LLC, a Delaware limited liability company owned or controlled by an affiliate of HFE USA, LLC, our majority shareholder.

“SEC” refers to the United States Securities and Exchange Commission.

“Common stock” refers to the common shares in our capital stock.

Our consolidated financial statements are stated in United States dollars (US $) and are prepared in accordance with United States generally accepted accounting principles.

PART I

ITEM 1.  BUSINESS

Organization

American Housing REIT Inc. (the “Company”) was incorporated in Delaware on December 4, 2009 under the name CWS Marketing & Finance Group, Inc., later renamed to OnTarget360 Group, Inc. (“OnTarget”), and acquired by the Hong Kong company known as Heng Fai Enterprises, Ltd. (“Heng Fai”) on July 19, 2013. The Company changed to its current name effective September 12, 2013 in connection with its re-domestication into a Maryland corporation and as discussed below it is acquiring and managing single-family residential properties (“SFRs”) being operated as rental properties.  As of December 31, 2014, we owned 133 properties located in Texas, Georgia, Florida, and North Carolina.  AHR First Equity LLC, is a wholly owned subsidiary of the Company and it wholly owns AHR First Borrower LLC.  Both are Delaware limited liability companies that were formed on September 8, 2014 in order to facilitate the B2R financing transaction discussed in Note 10 – “Subsequent Events.”

Heng Fai owns HFE USA, LLC, our majority shareholder.  As of December 31, 2014, HFE USA, LLC owns an aggregate of 624,504 (or 99.8%) of our outstanding common stock.

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

Qualification as a REIT

Our business strategy is conducive to a more favorable tax structure whereby we may qualify and elect to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We plan to elect to be taxed as REIT under U.S. federal income tax laws commencing with our contemplated taxable year ending December 31, 2015. We believe that, commencing with 2015, we will have been organized and have operated in such a manner as to qualify for taxation as a REIT under all of the federal income tax laws, and we intend to continue to operate in such a manner. We, however, cannot provide assurances that we will operate in a manner so as to qualify or remain qualified as a REIT.

In order to qualify as a REIT, a substantial percentage of the Company’s assets must be qualifying real estate assets and a substantial percentage of the Company’s income must be rental revenue from real property or interest on mortgage loans. We must elect under the U.S. Internal Revenue Code (the “Code”) to be treated as a REIT. Subject to a number of significant exceptions, a corporation that qualifies as a REIT generally is not subject to U.S. federal corporate income taxes on income and gain that it distributes to its stockholders, thereby reducing its corporate level taxes. The vast majority of U.S. REITs are incorporated or formed in Maryland and we believe that reincorporating in Maryland will put our Company in the best position to raise additional capital and grow our business.

Competition

We compete for development and acquisition opportunities with, among others, private investors, real estate-related REITs, real estate partnerships, financial institutions and local developers. Many of these competitors have substantially greater financial and other resources than we have and may have better relationships with lenders and sellers. Increased competition for properties from competitors, including other REITs, may adversely affect our ability to acquire properties and the price we pay for properties.

Regulation

General

Our properties are subject to various covenants, laws and ordinances and certain of our properties are also subject to the rules of the various Home Owner Associations (“HOAs”) where such properties are located. We believe that we are in compliance with such covenants, laws, ordinances and rules, and we also require that our tenants agree to comply with such covenants, laws, ordinances and rules.

Sarbanes Oxley Compliance

We will organize, operate, report and position ourselves to remain in compliance with the Sarbanes Oxley rules.

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

Employees

As of March 31, 2015 we had no employees. The Company is externally managed by Inter-American Management, LLC, (the “Manager”) which is an entity owned or controlled by an affiliate of HFE USA, LLC.  The Manager provides the services of the officers and other management personnel of the Company.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  PROPERTIES

Our business office is located at 4800 Montgomery Lane, Suite 450, Bethesda MD, 20814. The office space is allocated to us from the Manager at prevailing rental rates and terms.

From October 1, 2013 to December 31, 2014, we acquired 133 single family homes of which 13 are in Florida, 31 are in Georgia, 3 are in North Carolina, and 86 are in Texas for a total net investment (see (1) below) of approximately $14.9 million.

The following table provides a summary of our portfolio of single-family properties by metropolitan statistical area, or MSA, and metropolitan division, or Metro Divisions, as of December 31, 2014.  The estimated useful lives of the buildings and improvement related to these assets is generally between 5 and 40 years.

Total Portfolio of Single-Family Homes - Summary Information

MSA/Metro Division	Number of Homes	Aggregate Investment (1)	Average Investment per Home (2)	Percentage Leased	Average Monthly Rent (3)	Average Age (years)	Average Size (Sq. feet)
Florida:
Orlando	1	$110,000	$110,000	100%	$1,250	29	1,420
Port Charlotte	6	$541,995	$90,333	100%	$1,005	34	1,388
Tampa	3	$347,278	$115,759	67%	$1,270	31	1,168
West Palm	3	$263,000	$87,667	100%	$1,040	36	1,386
Florida Total	13	$1,262,273	$97,098	92%	$1,141	33	1,341

Georgia - Atlanta	31	$2,751,147	$88,747	97%	$987	18	1,613

North Carolina - Charlotte	3	$282,734	$94,245	100%	$949	11	1,305

Texas:
Dallas-Fort Worth	32	$4,072,007	$127,250	84%	$1,331	16	1,761
Houston	51	$6,461,385	$126,694	84%	$1,348	20	1,802
San Antonio	3	$364,505	$121,502	67%	$1,182	24	1,675
Texas Total	86	$10,897,897	$126,720	84%	$1,287	20	1,746
Total or Weighted Average	133	$15,194,051	$114,241	89%	$1,151	24	1,502
(1) The aggregate investment amount in the table above of $15.2 million includes an identified intangible asset of $162,082 and also includes acquisition costs that were expensed of $151,900.
(2) Represents average purchase price (including broker commissions and closing costs) plus average capital expenditures.
(3) Represents annualized average monthly rent per leased home.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock and there can be no assurance that a liquid market for our common stock will ever develop.

As of March 31, 2015, there were approximately 35 record holders, an unknown number of additional holders whose stock is held in “street name” and 625,690 shares of common stock issued and outstanding.

On April 14, 2014, the Company converted $3,050,218 of an unsecured convertible promissory note as a contribution to our capital and issued 250,892 shares of our unregistered common stock to HFE USA, LLC at a conversion price of $12.1575 per share (adjusted from $0.08105 due to the Reverse Stock Split). Additionally, on July 18, 2014, the Company converted $2,811,515 of the unsecured promissory note as a contribution to our capital and issued an additional 231,257 shares of our unregistered common stock to HFE USA, LLC at a conversion price of $12.1575 per share (adjusted from $0.08105 due to the Reverse Stock Split).  From these two conversions a total of 482,149 in common shares were issued with a total conversion dollar amount of $5,861,733.

During the twelve months ended September 30, 2014, Heng Fai paid expenses on behalf of the Company in the amount of $12,307, which was recorded as additional paid-in-capital in the accompanying Consolidated Balance Sheet.

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

On October 31, 2014, the Company declared a dividend of $0.24315 per share to common stock holders as of November 10, 2014, for a total amount paid of $152,668.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes appearing elsewhere in this Transitional report on Form 10-K. This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements.”

Transition Period

We changed our fiscal year from September 30 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2014.  As a result our current fiscal period was shortened from twelve months to a three-month transition period that ended on December 31, 2014.  This change in fiscal year is required based upon our intention to qualify and be taxed as a real estate investment trust (“REIT”) for federal income tax purposes.

Overview

American Housing REIT Inc. (the “Company”) was incorporated in Delaware on December 4, 2009 under the name CWS Marketing & Finance Group, Inc., later renamed to OnTarget360 Group, Inc. (“OnTarget”), and acquired by the Hong Kong company known as Heng Fai Enterprises, Ltd. (“Heng Fai”) on July 19, 2013. The Company changed to its current name effective September 12, 2013 in connection with its re-domestication into a Maryland corporation and as discussed below it acquires and manages single-family residential properties (“SFRs”) which it operates as rental properties.  As of December 31, 2014, we owned 133 properties located in Texas, Georgia, Florida, and North Carolina.  AHR First Equity LLC, is a wholly owned subsidiary of the Company and it wholly owns AHR First Borrower LLC.  Both are Delaware limited liability companies that were formed on September 8, 2014 in order to facilitate the B2R financing transaction discussed in Note 10 – “Subsequent Events.”

Heng Fai owns HFE USA, LLC, our majority shareholder.  As of December 31, 2014, HFE USA, LLC owns an aggregate of 624,504 (or 99.8%) of our outstanding common stock.

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

Recent Developments

From October 1, 2013 to December 31, 2014, we acquired 133 single family homes of which 13 are in Florida, 31 are in Georgia, 3 are in North Carolina, and 86 are in Texas for a total net investment (see (1) below) of approximately $14.9 million. The following table presents summary statistics of our single-family homes by metropolitan statistical area, or MSA, and metropolitan division, or metro division, as of December31, 2014. The table includes our entire portfolio of single-family homes.

Total Portfolio of Single-Family Homes - Summary Information

MSA/Metro Division	Number of Homes	Aggregate Investment (1)	Average Investment per Home (2)	Percentage Leased	Average Monthly Rent (3)	Average Age (years)	Average Size (Sq. feet)
Florida	13	$1,262,273	$97,098	92%	$1,141	33	1,341
Georgia	31	$2,751,147	$88,747	97%	$987	18	1,613
North Carolina	3	$282,734	$94,245	100%	$949	11	1,305
Texas	86	$10,897,897	$126,720	84%	$1,287	20	1,746
Total or Weighted Average	133	$15,194,051	$114,241	89%	$1,151	24	1,502
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

The management company will also send along their recommendation on approval. For a prospective tenant that has credit issues, we will require an additional security deposit amount. If the tenant has a pet we will charge a pet deposit and possibly additional rent as well for the pet (usually larger dogs and multiple cats).  Tenants that have a criminal, felony background or are registered sex offenders are declined automatically.  Additional select portfolio data for the three months ended December 31, 2014 is as follows:

Average Eviction Cost (1)	$215
Average Vacancy Days (2)	111
Average “Make Ready” Costs (3)	$3,387

(1)	Average Eviction Cost – the average cost for the fiscal year that the company incurred to execute successful eviction proceedings against a tenant.
(2)	Average Vacancy Days – the average numbers of days during the fiscal year that a property that becomes vacant stays vacant.
(3)	Average “Make Ready” Costs – the average cost for the fiscal year that the Company incurred to make repairs, improvements, or other alterations to a property to prepare it to be leased.

From January 1, 2015 through March 27, 2015, we acquired 25 single-family properties for an aggregate investment of approximately $2.2 million and we also had 13 single-family properties pending close for an aggregate investment of approximately $1.1 million.

Management Agreement

On November 10, 2014, we entered into a Management Agreement, with an effective date of April 1, 2014, with the Manager, our affiliate.  Under the terms of the Management Agreement, the Manager is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations.  For performing these services, we will pay the Manager 8% of rental revenue for property management services and a base management fee equal to the greater of (a) 1.50% per annum of our net asset value (the value of our assets less the value of our liabilities), or (b) $20,000 per calendar month.  For the three months ended December 31, 2014 and the twelve months ended September 30 2014, management fees of $60,000 and $120,000, respectively (since April 1, 2014), were incurred and expensed by us, due to the Manager, and remain unpaid as of December 31, 2014 and September 30, 2014.  The management fee expense is included in the “General and Administrative” expense line item in the accompanying Consolidated Statements of Operations and the unpaid management fee balance is included in the “Due to Related Parties, Net” line item in the accompanying Consolidated Balance Sheets.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, see Note 2 – “Summary of Significant Accounting Policies” in the footnotes to the accompanying consolidated financial statements.  Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Revenue and Expense Recognition

Rental income attributable to residential leases is recognized on a straight-line basis. Leases entered into between tenants and the Company are generally for a one-year term. We estimate losses that may result from the inability of our tenants to make payments required under the terms of the lease based on payment history and current credit status. As of December 31, 2014, we had no allowance for such losses. We accrue for property taxes and homeowner’s association assessments based on amounts billed, and, in some circumstances, estimates and historical trends when bills or assessments are not available. If these estimates are not reasonable, the timing and amount of expenses recorded could impact our consolidated financial statements.

Factors Expected to Affect Our Results and Financial Condition

Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Key factors that impact our results of operations and financial condition include our pace of acquisitions and ability to deploy our capital, the amount of time and cost required to stabilize newly acquired properties and convert them to revenue generating assets, rental rates, occupancy levels, rates of tenant turnover, our expense ratios and capital structure.  Specific factors are discussed below.

Change in Fiscal Year End to a Calendar Year End

We changed our fiscal year from September 30 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2014.

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

From October 1, 2013 to December 31, 2014, we acquired 133 single family homes of which 13 are in Florida, 31 are in Georgia, 3 are in North Carolina, and 86 are in Texas for a total investment of approximately $14.9 million (net of acquisition costs that were expensed and an identified intangible asset).

Revenue Related Factors

Our revenue comes primarily from rents collected under lease agreements for our properties. These include mostly short-term leases that we enter into directly with tenants, which typically have a term of one year. For the three months ended December 31, 2014 and 2013, respectively, 100% of our total revenue was attributable to rental activity. We expect most of our revenue will continue to be derived from leasing our properties. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including, market conditions, seasonality, tenant defaults, and the amount of time it takes us to restore and re-lease vacant properties.

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

Expense Related Factors

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

Results of Operations

We changed our fiscal year from September 30 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2014.

When our financial results for the transition period in 2014 are compared to our financial results for the transition period in 2013 the results compare the three-month period from October 1, 2014 through December 31, 2014 to the financial results for the three-month period from October 1, 2013 through December 31, 2013.  The results for the three-month transition period ended December 31, 2013 are unaudited.

When financial results for our fiscal year ended September 30, 2014 are compared to financial results for our fiscal year ended September 30, 2013 the results compare our previously audited fiscal years, which were the twelve months ended September 30, 2014 and September 30, 2013, respectively. The results prior to July 19, 2013, are discontinued operations (see Note 8 – “Discontinued Operations”) and are excluded from the following discussion. As a result of this factor, we do not believe that a comparison between these periods and a variance explanation related to data in our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows would be meaningful to users.

Rental Revenue

Total revenue of $420,614 for the three months ended December 31, 2014, included rental income of $409,603 from our residential properties, which included application fees and lease termination fees.  Total revenue was $35,986 for the three months ended December 31, 2013, which included $33,705 of rental income.  The increase in rental revenue during the 2014 three month period resulted from our acquisition of an additional 103 homes since December 31, 2013 when our portfolio included on 30 homes.  As of December 31, 2014 and 2013, approximately 89% and 100%, respectively, of our properties were leased.

Total revenue of $934,549 for the twelve months ended September 30, 2014, included rental income of $915,979 from our residential properties, which included application fees, and lease termination fees.  As of September 30, 2014, approximately 95% of our properties were leased.

Property Operating Expenses

Property operating expenses were $179,276 for the three months ended December 31, 2014, an increase of $178,837 compared to $439 for the three months ended December 31, 2013, primarily as a result of our acquisition of additional homes as discussed above.  These expenses include all direct and indirect costs related to operating our residential properties, including management fees, insurance, utilities, landscaping and general repairs and maintenance.

Property operating expenses were $142,194 for the twelve months ended September 30, 2014.  These expenses include all direct and indirect costs related to operating our residential properties, including management fees, insurance, utilities, landscaping and general repairs and maintenance.

General and Administrative

General and administrative expenses were $73,782 for the three months ended December 31, 2014, an increase of $61,474 compared to $12,308 for the three months ended December 31, 2013, primarily as a result of management fees incurred, as provided for in the Management Agreement, which became effective April 1, 2014.  Additionally, the increase resulted from our increased operating activities from the acquisition of additional homes as discussed above.

General and administrative expenses were $398,705 for the twelve months ended September 30, 2014.  These expenses include $120,000 related to management fees incurred, as provided for in the Management Agreement.  These expenses in the 2014 twelve month period include acquisition costs that were expensed of approximately $151,900 for charges related to title fees, title insurance, deed recording charges, and transfer taxes.  Also included in this line item is the write off of $102,154 of accounts receivable that were deemed to be uncollectible at September 30, 2014.  General and administrative expenses were $50,864 for the twelve months ended September 30, 2013.  The increase in these expenses during the 2014 twelve month period resulted from property acquisitions during 2014.

Property Management Fees

Property management fees were $29,110 for the three months ended December 31, 2014, an increase of $26,477 compared to $2,633 for the three months ended December 31, 2013.  The increase in this expense during the 2014 three month period resulted from the acquisition of additional homes as noted above.

Property management fees were $58,262 for the twelve months ended September 30, 2014.

Real Estate Taxes

Real estate taxes were $64,093 for the three months ended December 31, 2014, an increase of $58,548 compared to $5,545 for the three months ended December 31 2013.  This increase is a result of the acquisition of additional homes as discussed above. Upon acquisition of a home, its real estate taxes are determined based upon municipal and state laws. These taxes generally remain constant throughout the year and have little variation. Because these expenses are relatively fixed during each year, our operating margin has an opportunity to improve as our properties begin generating rental revenue. The increase in this expense during the 2014 three month period resulted from the fact that at December 31, 2014 our portfolio included 133 homes compared to 30 homes at December 31, 2013.

Real estate taxes were $132,822 for the twelve months ended September 30, 2014.

Homeowners’ Association Fees

HOA fees were $8,463 for the three months ended December 31, 2014, an increase of $8,205 compared to $258 for the three months ended December 31, 2013. The increase in this expense during the 2014 three month period resulted from the fact that at December 31, 2014 our portfolio included 133 homes compared to 30 homes at December 31, 2013.

HOA fees were $19,125 for the twelve months ended September 30, 2014.

Depreciation and Amortization

Depreciation and amortization expense of $85,425 for the three months ended December 31, 2014, increased $78,529 compared to $6,896 for the three months ended December 31, 2013, as a result of the acquisition of additional homes as discussed above.  Depreciation and amortization expense in the 2014 period included depreciation expense of $73,644 on our real estate portfolio as well as amortization expense of $11,781 related the amortization of our in-place lease intangible asset.  Depreciation and amortization expense of $6,896 for the three months ended December 31, 2013 represented depreciation on our real estate portfolio.  There was no amortization expense during the three month 2013 period.

Depreciation and amortization expense of $294,622 for the twelve months ended September 30, 2014, included depreciation expense of $146,856 on our real estate portfolio and also included amortization expense of $147,766 related the amortization of our in-place lease intangible asset.

Interest Expense

Interest expense was $106,295 for the three months ended December 31, 2014 compared to no interest expense incurred during the three months ended December 31, 2013.  This increase was primarily a result of borrowings we incurred during the 2014 period in connection with the acquisition of additional homes as noted above.

Interest expense on our notes payable to majority shareholder was $145,002 for the twelve months ended September 30, 2014.

Income Tax

Income tax expense was $18,200 for the three months ended December 31, 2014, an increase of $16,600 compared to $1,600 for the three months ended December 31, 2013.  The increase was a result of higher federal taxes and a Texas state tax incurred during the 2014 period.

Income tax expense was $2,405 for the twelve months ended September 30, 2014, which represented federal income tax.

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations and make dividend distributions to our stockholders and other general business needs. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of purchasing our target assets, restoring and leasing properties and funding our operations.

Our long-term liquidity needs consist primarily of funds necessary to pay for the acquisition and maintenance of properties; HOA fees; real estate taxes; non-recurring capital expenditures; interest and principal payments should we incur indebtedness; payment of quarterly dividends to our stockholders to the extent declared by our Board of Directors; and general and administrative expenses. On homes that are currently leased, we expect to incur between $1,500 to $2,500 in retention costs on average, in order to prepare the home for rent to a new tenant if and when the existing tenant does not renew their lease and ultimately vacates the home at lease expiration. The nature of our business, our aggressive growth plans, and once we qualify to be treated as REIT for U.S. Federal income tax purposes, the requirement that we distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to our stockholders, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, property dispositions, and joint venture transactions. We have financed our operations and acquisitions to date through the funding by the majority shareholder. We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations (as we acquire leased single-family homes). We anticipate that cash on hand, cash provided by operations and funding by the majority shareholder will be sufficient to meet our liquidity requirements for at least the next 12 months. Our assets are illiquid by their nature. Thus, a timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise that causes a need for additional liquidity. It could be necessary to source liquidity from other financing alternatives should any such scenario arise.

Consolidated Cash Flow Information

Cash provided by operating activities for three months ended December 31, 2014 was $101,379. Cash from operating activities is primarily dependent upon the number of owned properties, occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent, the interest rates specified in our portfolio of private mortgage financings and the level of our operating expenses and general and administrative costs.

Cash used in investing activities for three months ended December 31, 2014 was $46,570, which resulted from loans made to related parties partially offset by escrow funding.

Cash used in financing activities for the three months ended December 31, 2014 was $125,668, which resulted from dividend payments made to shareholders, partially offset by loans received from related parties.

Our continued operations and expansion are dependent upon our ability to obtain additional working capital. Although HFE USA, LLC may lend us funds or invest in our securities for our working capital needs, we have not entered into any agreement with HFE USA, LLC for any future loans or investments in our company. In the event we are unable to raise capital needed for our proposed business, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain additional financing could result in delay or indefinite postponement of our proposed business which would materially adversely affect our results of operations and financial condition and threaten our financial viability

Dividends

On October 31, 2014, the Company declared a dividend of $0.24315 per share to common stock holders as of November 10, 2014, for a total amount paid of $152,668.

The amount of the dividends to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual dividend requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of our working capital that may be used to fund dividends, except that, in accordance with our organizational documents and Maryland law, we may not make dividend distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to maintain our qualification as a REIT.

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

Inflation

We expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. We expect there to be provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to off-set the impact of inflation.

Financing Arrangements

Notes Payable to Majority Shareholder

The Company’s total outstanding notes payable to majority shareholder balance was $7,899,051 at December 31, 2014.  HFE USA, LLC, the majority shareholder has loaned the Company funds to acquire the SFRs since inception. On April 14, 2014, the Company entered into a Master Funding Agreement with HFE USA, LLC, with effective date of January 1, 2014. HFE USA, LLC has advanced, prior to the effective date, and may advance, from time to time thereafter, funds to the Company on an interest-free basis (collectively, the “Loans”). The Loan proceeds are to be used by us to acquire single family homes and for other general corporate purposes. As of December 31, 2014, the Company has cumulatively borrowed $15,225,647 under the Loans, of which $15,042,149 was used by us to acquire single family homes and $131,036 was used for general corporate purposes (the “Deployed Funds”) leaving a balance of $52,462 (the “Undeployed Funds”) in escrow as of December 31, 2014. An additional $55,000 was received in a separate escrow as a loan application deposit related to the B2R loan (see Note 10 - “Subsequent Events”) resulting in total escrow deposits on the accompanying Consolidated Balance Sheet as of December 31, 2014, of $107,462. No funds were borrowed and no homes were acquired during the three months ended December 31, 2014.  The balance in escrow was $151,518 as of September 30, 2014.  Until the date of termination as defined in the Master Funding Agreement, any Loan from HFE USA, LLC to the Company will be evidenced by an interest-free demand promissory note (the “Master Note”).

On each date of deployment of any proceeds of the Loans, the outstanding principal balance of the Master Note will be automatically, and without further action by the Company or HFE USA, LLC, reduced on a dollar for dollar basis by the amount of such deployed proceeds. Thereafter, one half of the amount of such deployed proceeds will be evidenced by a convertible demand promissory note dated as of the applicable deployment date made and one half of the amount will be deemed to be a contribution to the capital of the Company, with respect to which the Company agrees to issue its common stock in exchange therefor at a conversion price equal to $0.0810.

On April 14, 2014 we agreed with HFE USA, LLC to convert $3,050,218 of the Deployed Funds and issue an unsecured convertible promissory note bearing interest at the rate of 4.0% per annum effective as of January 1, 2014, payable on demand, but no later than March 1, 2019 (the “HFE Note 1”).  Payment of interest shall be made in cash annually in arrears on each March 1 of each calendar year, commencing on March 1, 2015.  No payments of principal are due within the next 12 months. HFE USA, LLC may elect to convert all or a portion of the outstanding principal amount of the HFE Note 1 into shares of common stock in an amount equal to the principal amount of the HFE Loan, together with accrued but unpaid interest, divided by $12.1575 (adjusted from $0.0810 due to the Reverse Stock Split).

In conjunction with the issuance of the HFE Note 1, we agreed with HFE USA, LLC to treat $3,050,218 of the Deployed Funds as a contribution to our capital and agreed to issue 250,892 shares of our unregistered common stock to HFE USA, LLC at a conversion price of $12.1575 per share (adjusted from $0.08105 due to the Reverse Stock Split).  As we use additional amounts of the HFE Master Funding Agreement in the future for acquisitions or working capital purposes, such amounts will be treated one-half as a loan and one-half as a contribution to our capital on the same terms as the April 14, 2014 conversion discussed above.  Shares of our unregistered common stock issued to HFE USA, LLC as a result of these conversions will be subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

On July 18, 2014 the Board of Directors of the Company restructured this amount pursuant to the Master Funding Agreement.  The Company converted the deployed portion of this funding to $2,811,515 in an unsecured convertible promissory note bearing interest at the rate of 4.0%, payable on demand, but no later than March 1, 2019 (the “HFE Note 2”). Payment of interest shall be made in cash annually in arrears on each March 1 of each calendar year, commencing on March 1, 2015.  In conjunction with the issuance of the HFE Note 2, we agreed with HFE USA, LLC to convert the remaining $2,811,515 into unregistered shares of the Company’s common stock at $12.1575 per share (adjusted from $0.08105 due to the Reverse Stock Split) and issued an additional 231,257 common shares of the Company to HFE USA, LLC.

On November 11, 2014, the Board authorized the issuance of $1,464,863 in convertible debt (‘HFE Note 3”) and the conversion of $1,464,863 of HFE USA. LLC funding into unregistered shares of our common stock at $12.1575 per share and are due to issue an additional 120,491 common shares of the Company to HFE USA, LLC.  Additionally, in December 2014, the Company converted $207,250 of the deployed portion to an unsecured convertible promissory note bearing interest at the rate of 4.0%, payable on demand, but no later than March 1, 2019

Subsequent to these transactions, at December 31, 2014, HFE USA, LLC owns 624,504 (or 99.8%) of our outstanding common stock.

Interest expense on the notes was $106,295 and $145,002 for the three months ended December 31, 2014 and the twelve months ended September 30, 2014, respectively.  As of December 31, 2014 and September 30, 2014, accrued interest was $251,297 and $145,002, respectively, and is included in the “Accounts Payable and Accrued Expenses” line item in the accompanying Consolidated Balance Sheets.

B2R Loan

AHR First Borrower, LLC, a Delaware limited liability company (“Borrower”), which is an indirect wholly owned subsidiary of the Company entered into a loan agreement, dated as of January 15, 2015 (the “Loan Agreement”), with B2R Finance L.P., as lender (“Lender”).  Pursuant to the Loan Agreement, Borrower borrowed $5,000,000 (the “Loan”) from Lender.  The Loan is a two-year, floating rate loan.  The floating rate is computed monthly based on three-month LIBOR (subject to a LIBOR floor rate of 0.25%) plus a fixed spread of 4.75%.  Interest on the Loan is paid monthly beginning on March 8, 2015.  The Loan is secured by first priority mortgages on a portfolio of 72 single-family homes operated as rental properties (collectively, the “Properties”) owned by the Borrower.

The initial maturity date of the Loan is February 8, 2017 (the “Stated Maturity Date”).  Borrower has the option to extend the Loan beyond the Stated Maturity Date for three successive one-year terms, provided that (i) there is no event of default under the Loan Agreement on the applicable maturity date, (ii) Borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to Lender, (iii) all amounts due and payable by Borrower pursuant to the Loan as of the applicable maturity date have been paid in full, (iv) Borrower pays to Lender an extension fee equal to 0.25% of the outstanding principal balance of the Loan on the applicable maturity date and (v) the debt service coverage ratio as of the applicable maturity date, and the date the extension option is exercised, is not less than 1.30 : 1.00.  The Loan Agreement requires that Borrower comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on indebtedness Borrower can incur, limitations on sales and dispositions of the Properties and various restrictions on the use of cash generated by the operations of the Properties while the Loan is outstanding.  The Loan Agreement also includes customary events of default, the occurrence of which would allow the Lender to accelerate payment of all amounts outstanding thereunder.

Future Financing

Although we remain reliant on HFE USA. LLC and its affiliates for capital, we expect to seek third party financing in fiscal 2015.  Other than the Master Funding Agreement, we currently have no agreements to obtain loans or lines of credit through any third parties.  In the event we are unable to raise capital needed for our proposed business, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of our proposed business which would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	19

Consolidated Balance Sheets as of December 31, 2014 and September 30, 2014	20

Consolidated Statements of Operations for the three months ended December 31, 2014 and December 31, 2013 (unaudited) and the twelve months ended September 30, 2014 and September 30, 2013	21

Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2014 and the twelve months ended September 30, 2014 and September 30, 2013	22

Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and December 31, 2013 (unaudited) and the twelve months ended September 30, 2014 and September 30, 2013	23

Notes to Consolidated Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Housing REIT, Inc.
Bethesda, MD

We have audited the accompanying consolidated balance sheets of American Housing REIT, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2014 and September 30, 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from October 1, 2014 through December 31, 2014 and the periods from October 1, 2013 through September 30, 2014 and October 1, 2012 through September 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Housing REIT, Inc. and its subsidiaries as of December 31, 2014 and September 30, 2014 and the consolidated results of their operations and their cash flows for the period from October 1, 2014 through December 31, 2014 and the periods from October 1, 2013 through September 30, 2014 and October 1, 2012 through September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
March 31, 2015

AMERICAN HOUSING REIT INC.
Consolidated Balance Sheets

	As of
	December 31, 2014	September 30, 2014
Assets

Investment in real estate:
Land	$3,077,106	$3,077,106
Building and improvements	11,802,963	11,802,963
	14,880,069	14,880,069
Less: accumulated depreciation	(220,500)	(146,856)
Investment in real estate, net	14,659,569	14,733,213
Cash (includes $241,296 and $252,644 in restricted cash as of December 31, 2104 and September 30, 2014, respectively)	495,612	566,471
Escrow deposits	107,462	151,518
Rents and other receivables	133,180	54,931
Deferred financing costs	32,304	-
Intangible asset, net	2,535	14,316
Total assets	$15,430,662	$15,520,449

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$317,603	$156,370
Due to related parties, net	242,351	245,977
Security deposits	173,964	186,099
Real estate tax payable	221,757	162,850
Prepaid rent	23,941	21,409
Notes payable to majority shareholder	7,899,051	9,363,914
Total liabilities	8,878,667	10,136,619

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively	-	-
Common stock $0.01 par value, 100,000,000 shares authorized; 625,690 shares and 505,199 shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively	6,256	5,051
Additional paid-in capital	7,440,918	5,977,260
Accumulated deficit	(895,179)	(598,481)
Total stockholders’ equity	6,551,995	5,383,830
Total liabilities and stockholders’ equity	$15,430,662	$15,520,449

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOUSING REIT INC.
Consolidated Statements of Operations

	Three Months Ended		Twelve Months Ended
	December 31,		September 30,
	2014	2013	2014	2013
		(unaudited)
Revenue
Rental revenue	$409,603	$33,705	$915,979	$-
Other revenue	11,011	2,281	18,570	-
Total revenue	420,614	35,986	934,549	-

Expenses
Property operating expenses	179,276	439	142,194	-
General and administrative	73,782	12,308	398,705	50,864
Property management fees	29,110	2,633	58,262	-
Real estate taxes	64,093	5,545	132,822	-
Homeowners’ association fees	8,463	258	19,125	-
Depreciation and amortization	85,425	6,896	294,622	-
Interest expense	106,295	-	145,002	-
Income tax	18,200	1,600	2,405	-
Total expenses	564,644	29,679	1,193,137	50,864
(Loss) income from continuing operations	(144,030)	6,307	(258,588)	(50,864)
Income from discontinued operations	-	-	-	78,144
Net (loss) income	$(144,030)	$6,307	$(258,588)	$27,280

Net (loss) income per share – Basic and Diluted
Continuing operations	$(0.25)	$0.27	$(1.39)	$(2.21)
Discontinued operations	-	-	-	3.39
Net (loss) income per share – Basic and Diluted	$(0.25)	$0.27	$(1.39)	$1.18
Weighted-average shares outstanding – Basic and Diluted	571,993	23,030	186,102	23,030

The accompanying notes are an integral part of these consolidated financial statements.

.
AMERICAN HOUSING REIT INC.
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	$ Amount	Capital	Deficit	Total

Balances, October 1, 2012	23,050	$230	$108,041	$(174,490)	$(66,219)

Net income	-	-	-	27,280	27,280

Balances, September 30, 2013	23,050	230	108,041	(147,210)	(38,939)

Net loss	-	-	-	(258,588)	(258,588)

Common shares issued upon
conversion of notes payable	482,149	4,821	5,856,912	-	5,861,733

Capital contribution	-	-	12,307	-	12,307

Dividends to shareholders	-	-	-	(192,683)	(192,683)

Balances, September 30, 2014	505,199	$5,051	$5,977,260	$(598,481)	$5,383,830

Net loss	-	-	-	(144,030)	(144,030)

Common shares issued upon
conversion of notes payable	120,491	1,205	1,463,658	-	1,464,863

Dividends to shareholders	-	-	-	(152,668)	(152,668)

Balances, December 31, 2014	625,690	$6,256	$7,440,918	$(895,179)	$6,551,995

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOUSING REIT INC.
Consolidated Statements of Cash Flows

	Three Months Ended		Twelve Months Ended
	December 31,		September 30,
	2014	2013	2014	2013
		(unaudited)
Operating activities
Net (loss) income	$(144,030)	$6,307	$(258,588)	$27,280
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Change in derivative liability	-	-	-	755
Gain on forgiveness of debt	-	-	-	(134,752)
Depreciation and amortization	85,425	6,896	294,622	-
Changes in operating assets and liabilities:
Rent and other receivables, net	(78,249)	(84,801)	(54,931)	3,500
Prepaid assets	-	(1,330)	-	-
Accounts payable and accrued expenses	128,929	15,128	128,049	(3,678)
Accrued management fees due to related party	60,000	-	120,000	-
Security deposits	(12,135)	51,285	186,099	-
Real estate tax payable	58,907	-	162,850	-
Prepaid rent	2,532	7,240	21,409	-
Net cash provided by (used in) operating activities	101,379	725	599,510	(106,895)

Investing activities
Escrow deposit activity	44,056	(1,843,441)	(151,518)	-
Loans to related parties	(90,626)	-	(78,986)	-
Purchase of land, building and improvements, and intangibles	-	(3,962,479)	(15,042,149)	-
Net cash used in investing activities	(46,570)	(5,805,920)	(15,272,653)	-

Financing activities
Proceeds from notes payable from majority shareholder	-	5,805,195	15,225,647	10,620
Loans from related parties	27,000	-	204,963	-
Dividends to common shareholders	(152,668)	-	(192,683)	-
Capital contribution	-	-	12,307	-
(Payment) proceeds from note payable from former shareholder	-	-	(10,620)	93,252
Net cash (used in) provided by financing activities	(125,668)	5,805,195	15,239,614	103,872

Net (decrease) increase in cash and cash equivalents	(70,859)	-	566,471	(3,023)
Cash and cash equivalents—beginning of period	566,471	-	-	3,023
Cash and cash equivalents—end of period	$495,612	$-	$566,471	$-

Supplemental cash flow information:
Cash payments for interest	$-	$-	$-	$-

Noncash financing and investing activities:
Notes payable converted to common shares	$1,464,863	$-	$5,861,733	$-
Shareholder loan converted to interest bearing note payable	$207,250	$-	$-	$-
Deferred financing costs related to B2R loan	$32,304	$-	$-	$-
Accounts payable settled by related party	$-	$41,847	$41,847	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOUSING REIT INC.
Notes to Consolidated Financial Statements

Note 1 – ORGANIZATION

American Housing REIT Inc. (the “Company”) was incorporated in Delaware on December 4, 2009 under the name CWS Marketing & Finance Group, Inc., later renamed to OnTarget360 Group, Inc. (“OnTarget”), and acquired by the Hong Kong company known as Heng Fai Enterprises, Ltd. (“Heng Fai”) on July 19, 2013. The Company changed to its current name effective September 12, 2013 in connection with its re-domestication into a Maryland corporation and as discussed below its acquisition and management of single-family residential properties (“SFRs”) which it operates as rental properties.  As of December 31, 2014, we owned 133 properties located in Texas, Georgia, Florida, and North Carolina. AHR First Equity LLC, is a wholly owned subsidiary of the Company and it wholly owns AHR First Borrower LLC.  Both are Delaware limited liability companies that were formed on September 8, 2014 in order to facilitate the B2R financing transaction discussed in Note 10 – “Subsequent Events.”

Heng Fai owns HFE USA, LLC, our majority shareholder.  As of December 31, 2014, HFE USA, LLC owns an aggregate of 624,504 (or 99.8%) of our outstanding common stock.

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

We changed our fiscal year from September 30 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2014.  As a result our current fiscal period was shortened from twelve months to a three-month transition period that ended on December 31, 2014.  This change in fiscal year is required based upon our intention to qualify and be taxed as a real estate investment trust (“REIT”) for federal income tax purposes.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions between subsidiaries have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Property Acquisitions

When at the date of acquisition the property/SFR has an existing tenant the Company accounts for its acquisition of real estate in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, and identified intangible assets, potentially consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and security deposits, based in each case on their fair values.  The Company has identified one intangible asset related to its in-place tenants which at the dates of acquisition aggregated to a gross amount of $162,082.  The net intangible balance as of December 31, 2014 and September 30 2014 on the accompanying Consolidated Balance Sheets is $2,535 and $14,316, respectively.  Accumulated amortization was $159,547 and $147,766 as of December 31, 2014 and September 30, 2014, respectively.

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

Rents and Other Receivables

Rents and other receivables primarily represents the amount of rent receivables and net rental funds which are held by the property manager on behalf of the Company, net of any allowance for amounts deemed uncollectible.  The Company assess these balances for collectability on a quarterly basis.  No write-offs were deemed warranted for the three months ended December 31, 2014.  For the twelve months ended September 30, 2014 the Company determined that rents receivable in the amount of $102,154 were not collectible and accordingly wrote that amount off via a charge to the “General and Administrative” expense line item in its twelve months ended September 30, 2014 Consolidated Statement of Operations.

Impairment of Long Lived Assets

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

Leasing Costs

Direct and incremental costs we incur to lease the properties are capitalized and amortized over the term of the lease, usually one year. Amortization of leasing costs is included in property operating expenses. Pursuant to the property management agreement with our property managers, we will pay a leasing fee equal to one payment of each lease’s monthly rent.  As of December 31, 2014 and September 30, 2014, we have not recorded any leasing costs.

Depreciation and Amortization

Depreciation related to our properties is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 40 years.  Amortization expense is related to the Company’s in-place lease intangible asset and is calculated based on the remaining useful life of the initial lease terms.  Depreciation and amortization expense was $85,425 for the three months ended December 31, 2014, consisting of $73,644 in depreciation expense and $11,781 in amortization expense.  Depreciation and amortization expense was $6,896 for the three months ended December 31, 2013, which consisted solely of depreciation expense.  Depreciation and amortization expense was $294,622 for the twelve months ended September 30, 2014, consisting of $146,856 in depreciation expense and $147,766 in amortization expense.

Cash and Cash Equivalents

We consider all demand deposits, cashier’s checks, money market accounts and certificates of deposits with a maturity of three months to be cash equivalents. We maintain our cash and cash equivalents and escrow deposits at financial institutions. The combined account balances may exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage, and, as a result, there may be a concentration of credit risk related to amounts on deposit. We believe that this risk is not significant.  Additionally, this line item includes restricted funds (related to security deposits and minimum balances to be held in trust) in the amount of $241,296 and $252,644 as of December 31, 2014 and September 30, 2014, respectively,

Escrow Deposits

Escrow deposits include refundable and non-refundable cash earnest money deposits for the purchase of properties including advances from HFE USA, LLC. In addition, escrow deposits may include amounts paid for SFR’s in certain states which require a judicial order when the risk and rewards of ownership of the property are transferred and the purchase is finalized. The escrow deposit balance was $107,462 and $151,518 as of December 31, 2014 and September 30, 2014, respectively.  The $44,056 decrease during the three month period resulted from $91,961 of the Company’s escrow funds that were used by IAD which are to be repaid by IAD to the Company (see Note 5 – “Related Party Transactions”) and transaction and related fees in the amount of $7,095, partially offset by the addition of a loan application deposit in the amount of $55,000 related to the B2R loan (see Note 10 – “Subsequent Events”).

Revenue and Expense Recognition

Rental income attributable to residential leases is recognized on a straight-line basis. Leases entered into between tenants and the Company are generally for a one-year term. We estimate losses that may result from the inability of our tenants to make payments required under the terms of the lease based on payment history and current credit status. As of December 31, 2014, we had no allowance for such losses. We accrue for property taxes and homeowner’s association assessments based on amounts billed, and, in some circumstances, estimates and historical trends when bills or assessments are not available. If these estimates are not reasonable, the timing and amount of expenses recorded could impact our consolidated financial statements.

Deferred Financing Costs

Deferred financing costs include legal costs incurred as of December 31, 2014 of $32,304 related to the B2R financing discussed in Note 10 – “Subsequent Events” and are amortized to interest expense on a straight-line basis over the term of the loan which approximates the effective interest method. These costs are included in “Accounts Payable and Accrued Expenses” in the accompanying Consolidated Balance Sheet as of December 31 2014.

Segment Reporting

Under the provision of ASC Topic 280, “Segment Reporting,” the Company had determined that it has one reportable segment with activities related to acquiring, renovating, leasing and operating single-family homes as rental properties. One hundred percent of the Company’s revenues are derived from rental income through the leasing of its properties.

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

The carrying amount of rents and other receivables, prepaid expenses and other assets, accounts payable and accrued expenses and notes payable to majority shareholder approximate fair value because of the short maturity of these amounts.

Reclassifications

The Company reclassified the presentation of its twelve months ended September 30, 2014 Consolidated Statement of Cash Flows related to amounts due to related parties in order to be consistent with the presentation used for the current three months ended December 31, 2014. The current presentation includes accrued management fee expense as an “Operating Activity,” loans made to related parties as an “Investing Activity,” and loans received from related parties as a “Financing Activity.”

Note 3 - Lease income

We generally rent our properties under non-cancelable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties at December 31, 2014, through the end of their terms, are as follows:

Calendar year 2015	$907,830
Calendar year 2016	54,259
Total	$962,089

Note 4 - Shareholders’ equity

Effective as of September 12, 2013, as part of the reincorporation of the Company by merger with and into American Housing REIT Inc., the Company increased its authorized shares of capital stock to 110,000,000, $0.01 par value per share, of which 100,000,000 shares are authorized as common stock and 10,000,000 as preferred stock. The Company had 625,690 and 505,199 of common stock issued and outstanding as of December 31, 2014 and September 30, 2014, respectively.

On April 14, 2014, the Company converted $3,050,218 of an unsecured convertible promissory note as a contribution to our capital and issued 250,892 shares of our unregistered common stock to HFE USA, LLC at a conversion price of $12.1575 per share (adjusted from $0.08105 due to the Reverse Stock Split). Additionally, on July 18, 2014, the Company converted $2,811,515 of the unsecured promissory note as a contribution to our capital and issued an additional 231,257 shares of our unregistered common stock to HFE USA, LLC at a conversion price of $12.1575 per share (adjusted from $0.08105 due to the Reverse Stock Split).  From these two conversions a total of 482,149 in common shares were issued with a total conversion dollar amount of $5,861,733.

During the twelve months ended September 30, 2014, Heng Fai paid expenses on behalf of the Company in the amount of $12,307, which was recorded as additional paid-in-capital in the accompanying Consolidated Balance Sheet.

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

On October 31, 2014, the Company declared a dividend of $0.24315 per share to common stock holders as of November 10, 2014, for a total amount paid of $152,668.

On November 11, 2014, the Board authorized the issuance of $1,464,863 in convertible debt and the conversion of $1,464,863 of HFE USA. LLC funding into unregistered shares of our common stock at $12.1575 per share and are due to issue an additional 120,491 common shares of the Company to HFE USA, LLC.  Additionally, in December 2014, the Company converted $207,250 of the deployed portion to an unsecured convertible promissory note bearing interest at the rate of 4.0%, payable on demand, but no later than March 1, 2019.

Note 5 - Related party transactions

Allocated General and Administrative Expenses

In the future, the Company may receive an allocation of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the properties.  There were no allocated general and administrative expenses from the Advisor for the three months ended December 31, 2014 and the twelve months ended September 30, 2014, respectively.

Notes Payable to Majority Shareholder

The Company’s total outstanding notes payable to majority shareholder balance was $7,899,051 at December 31, 2014.  HFE USA, LLC, the majority shareholder has loaned the Company funds to acquire the SFRs since inception. On April 14, 2014, the Company entered into a Master Funding Agreement with HFE USA, LLC, with effective date of January 1, 2014. HFE USA, LLC has advanced, prior to the effective date, and may advance, from time to time thereafter, funds to the Company on an interest-free basis (collectively, the “Loans”). The Loan proceeds are to be used by us to acquire single family homes and for other general corporate purposes. As of December 31, 2014, the Company has cumulatively borrowed $15,225,647 under the Loans, of which $15,042,149 was used by us to acquire single family homes and $131,036 was used for general corporate purposes (the “Deployed Funds”) leaving a balance of $52,462 (the “Undeployed Funds”) in escrow as of December 31, 2014. An additional $55,000 was received in a separate escrow as a loan application deposit related to the B2R loan (see Note 10 - “Subsequent Events”) resulting in total escrow deposits on the accompanying Consolidated Balance Sheet as of December 31, 2014, of $107,462. No funds were borrowed and no homes were acquired during the three months ended December 31, 2014.  The balance in escrow was $151,518 as of September 30, 2014.  Until the date of termination as defined in the Master Funding Agreement, any Loan from HFE USA, LLC to the Company will be evidenced by an interest-free demand promissory note (the “Master Note”).

On each date of deployment of any proceeds of the Loans, the outstanding principal balance of the Master Note will be automatically, and without further action by the Company or HFE USA, LLC, reduced on a dollar for dollar basis by the amount of such deployed proceeds. Thereafter, one half of the amount of such deployed proceeds will be evidenced by a convertible demand promissory note dated as of the applicable deployment date made and one half of the amount will be deemed to be a contribution to the capital of the Company, with respect to which the Company agrees to issue its common stock in exchange therefor at a conversion price equal to $0.0810.

On April 14, 2014 we agreed with HFE USA, LLC to convert $3,050,218 of the Deployed Funds and issue an unsecured convertible promissory note bearing interest at the rate of 4.0% per annum effective as of January 1, 2014, payable on demand, but no later than March 1, 2019 (the “HFE Note 1”).  Payment of interest shall be made in cash annually in arrears on each March 1 of each calendar year, commencing on March 1, 2015.  No payments of principal are due within the next 12 months. HFE USA, LLC may elect to convert all or a portion of the outstanding principal amount of the HFE Note 1 into shares of common stock in an amount equal to the principal amount of the HFE Loan, together with accrued but unpaid interest, divided by $12.1575 (adjusted from $0.0810 due to the Reverse Stock Split).

In conjunction with the issuance of the HFE Note 1, we agreed with HFE USA, LLC to treat $3,050,218 of the Deployed Funds as a contribution to our capital and agreed to issue 250,892 shares of our unregistered common stock to HFE USA, LLC at a conversion price of $12.1575 per share (adjusted from $0.08105 due to the Reverse Stock Split).  As we use additional amounts of the HFE Master Funding Agreement in the future for acquisitions or working capital purposes, such amounts will be treated one-half as a loan and one-half as a contribution to our capital on the same terms as the April 14, 2014 conversion discussed above.  Shares of our unregistered common stock issued to HFE USA, LLC as a result of these conversions will be subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

On July 18, 2014 the Board of Directors of the Company restructured this amount pursuant to the Master Funding Agreement.  The Company converted the deployed portion of this funding to $2,811,515 in an unsecured convertible promissory note bearing interest at the rate of 4.0%, payable on demand, but no later than March 1, 2019 (the “HFE Note 2”). Payment of interest shall be made in cash annually in arrears on each March 1 of each calendar year, commencing on March 1, 2015.  In conjunction with the issuance of the HFE Note 2, we agreed with HFE USA, LLC to convert the remaining $2,811,515 into unregistered shares of the Company’s common stock at $12.1575 per share (adjusted from $0.08105 due to the Reverse Stock Split) and issued an additional 231,257 common shares of the Company to HFE USA, LLC.

On November 11, 2014, the Board authorized the issuance of $1,464,863 in convertible debt (‘HFE Note 3”) and the conversion of $1,464,863 of HFE USA. LLC funding into unregistered shares of our common stock at $12.1575 per share and are due to issue an additional 120,491 common shares of the Company to HFE USA, LLC.  Additionally, in December 2014, the Company converted $207,250 of the deployed portion to an unsecured convertible promissory note bearing interest at the rate of 4.0%, payable on demand, but no later than March 1, 2019.

Subsequent to these transactions, at December 31, 2014, HFE USA, LLC owns 624,504 (or 99.8%) of the Company’s outstanding common stock.

Interest expense on the notes was $106,295 and $145,002 for the three months ended December 31, 2014 and the twelve months ended September 30, 2014, respectively.  As of December 31, 2014 and September 30, 2014, accrued interest was $251,297 and $145,002, respectively, and is included in the “Accounts Payable and Accrued Expenses” line item in the accompanying Consolidated Balance Sheets.

Additionally, during the three months ended December 31, 2013, HFE USA, LLC loaned the Company $5,805,195 of which $3,962,479 was used to fund acquisitions and for escrow deposits of $1,843,441.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

Due to Related Parties, Net

As of December 31, 2014, the Company has a net related party payable balance of $242,351 that reflected amounts collectively due to the Manager and Inter-American Development (“IAD”).  As of September 30, 2014, the Company had a net related payable balance of $245,977.  The decrease in the net payable during the three month period of $3,626 resulted from loans made to IAD in the amount of $90,626 partially offset by the management fee payable due of $60,000 and a net additional amount loaned by the Company of $27,000.

The net payable balance at December 31, 2014 consisted primarily of a management fee due to the Manager of $180,000 and approximately $102,000 on a net basis due to IAD related to escrow funds used (approximately $194,000 due to IAD by the Company, partially offset by approximately $92,000 that IAD owes the Company for escrow funds used by IAD).  These payables were partially offset by amounts loaned to the respective entities by the Company which are to be repaid.

Management Agreement

On November 10, 2014, the Company entered into a Management Agreement, with an effective date of April 1, 2014, with the Manager, a Delaware limited liability company and an affiliate of the Company.  Under the terms of the Management Agreement, the Manager is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations.  For performing these services, the Company will pay the Manager 8% of rental revenue for property management services and a base management fee equal to the greater of (a) 1.50% per annum of our net asset value (the value of our assets less the value of our liabilities), or (b) $20,000 per calendar month.  For the three months ended December 31, 2014 and the twelve months ended September 30 2014, management fees of $60,000 and $120,000, respectively (since April 1, 2014), were incurred and expensed by the Company, due to the Manager, and remain unpaid as of December 31, 2014 and September 30, 2014.  The management fee expense is included in the “General and Administrative” expense line item in the accompanying Consolidated Statements of Operations and the unpaid management fee balance is included in the “Due to Related Parties, Net” line item in the accompanying Consolidated Balance Sheets.

Note 6 – Single family residence Acquisitions

As of December 31, 2014, the Company had purchased 133 single family homes. The estimated useful lives of the buildings and improvement related to these assets is generally between 5 and 40 years.  The following table sets forth the metropolitan statistical area, metropolitan division, number of homes, and aggregate net investment (see (1) below), and average investment for each home acquired.

MSA/Metro Division	Number of Homes	Aggregate Investment (1)	Average Investment per Home
Florida	13	$1,262,273	$97,098
Georgia	31	$2,751,147	$88,747
North Carolina	3	$282,734	$94,245
Texas	86	$10,897,897	$126,720
Total and Weighted Average	133	$15,194,051	$114,241

(1)	The aggregate investment amount in the table above of $15.2 million includes an identified intangible asset of $162,082 and acquisition costs that were expensed of $151,900.

As discussed in Note 2 - “Significant Accounting Policies,” when at the date of purchase the property has an existing tenant the Company accounts for the acquisition as a business combination in accordance with ASC Topic 805.

The Company computes depreciation using the straight-line method over the estimated useful lives of forty years for building cost.  We make this determination based on subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in single family real estate.

The purchase price for the single family homes was funded by the Company’s majority shareholder under the Master Funding Agreement, as discussed in Note 5 – “Related Party Transactions.”

Note 7 - Commitments and contingencies

Property Management Agreement

The Company has entered into property management agreements with the property managers under which the property managers generally oversaw and directed the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. We pay our property managers a property management fee equal to 8% of collected rents and a leasing fee equal to one month of each lease’s annual rent. For the three months ended December 31, 2014 and 2013 and the twelve months ended September 30, 2014, property management fees incurred by the property managers were $29,110, $2,633, and $58,262, respectively.  During these periods there were no leasing fees incurred to the property managers.

Office Lease

Our office is located at 4800 Montgomery Lane, Suite 450, Bethesda, Maryland, 20814.  The office space is allocated to us from the Manager at prevailing rental rates and terms.

Litigation

The Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against the Company, which if determined unfavorably to the Company, would have a material adverse effect on the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows.

Environmental Matters

The Company follows a policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at its properties, the Company is not currently aware of any environmental liability with respect to its properties that would have a material effect on its consolidated financial position, consolidated results of operations, or consolidated cash flows. Additionally, the Company is not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that management believes would require additional disclosure or the recording of a loss contingency.

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

The Company’s Consolidated Balance Sheet amounts were not separately presented as discontinued operations/held for sale.  The results of discontinued operations of the interest dating, review and information website for the twelve months ended September 30, 2013 is summarized as follows:

Twelve Months Ended September 30, 2013
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

NOTE 9 - INCOME TAXES

The components of the provision for income taxes for the three-month period ended December 31, 2014 and the 12-month period ended September 30, 2014 is as follows:
	December 31, 2014	September 30, 2014
Current:
Federal	$10,600	$2,405
State and local	7,600	-
Total current tax provision	$18,200	$2,405

Deferred:
Federal	-	-
State	-	-
Total deferred tax provision	-	-
Total tax provision	$-	$2,405

Temporary Differences:
Deferred Tax Assets:
Non-operating loss carry forward at 34%	$50,000	$50,000
Less: valuation allowance	(50,000)	(50,000)
Net deferred tax asset	-	-
Prepaid rent at 34%	861	2,462
Depreciation at 34%	-	732
Related party interest at 34%	36,140	49,845
Related party management fee at 34%	20,400
Less: reserve due to REIT election	(57,401)	(53,039)
Deferred tax assets	-	-

Deferred Tax Liabilities	-	-

Net Deferred Tax Asset	$-	$-

For the 2015 tax year, the Company is planning to elect and qualify as a REIT under the Internal Revenue Code.  To qualify as a REIT, it must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income to its stockholders.  It is management’s current intention to adhere to these requirements and be eligible to be a REIT for the year ended December 31, 2015.  In preparation to be a REIT, the Company changed its tax year end by filing a short period return for the three months ended December 31, 2013.

As a REIT, it generally will not be subject to corporate level federal income tax on taxable income distributed to stockholders.  If it fails to qualify as a REIT for the 2015 tax year, it will be subject to federal income taxes at corporate tax rates.  Even if it qualifies to be taxed as a REIT for 2015, it may be subject to state taxes and federal income and excise taxes on any undistributed taxable income.  For the 2015 tax year, the Company intends to distribute all of its taxable income; therefore, all deferred tax assets have been reserved.  Regarding state taxes, a REIT is still subject to the Texas franchise tax, even though the REIT receives a federal dividends paid deduction for taxable income.  The Texas franchise tax is .575% of gross receipts.  The amount of the estimated Texas franchise tax for 2014 is $7,600.

The Company follows ASC Topic 740, “Accounting for Income Taxes,” to recognize, measure, present and disclose in its consolidated financial statements uncertain tax positions that it has taken or expects to be taken on a tax return. As of December 31, 2014, the Company did not have any liabilities for uncertain tax positions that it believes should be recognized in its consolidated financial statements. The Company is not subject and has not been subject to any federal or state income tax examinations.

The Company had federal and state net operating loss carry forwards of approximately $147,000, as of December 31, 2014 and September 30, 2014, respectively. The tax loss carry forwards are available to offset future taxable income with the federal and state carry forwards beginning to expire in 2026. The realization of the tax benefits are subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

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

There is no difference between the expected income tax expense and the actual tax expense computed by using the Federal statutory rate of 0% and 34%, respectively.

The Company is electing REIT status for 2015 and distributing all income. Therefore, the Federal statutory rate is 0%.

Note 10 – SUBSEQUENT EVENTS

Property Acquisitions

From January 1, 2015 through March 27, 2015, we acquired 25 single-family properties for an aggregate investment of approximately $2.2 million and we also had 13 single-family properties pending close for an aggregate investment of approximately $1.1 million.

Sale of Five Homes from IAD to AHR

During calendar year 2014 IAD acquired 5 homes at an average price of approximately $110,000 with the intention of having minor renovations made to the homes and subsequently selling them to AHR at IAD’s net carrying value at the time of the sale. The five homes were sold by IAD to AHR in March 2015 for a total of approximately $600,000, and therefore became part of AHR’s portfolio of homes in March 2015.  Similar transactions are not expected to occur between IAD and AHR in the future.

B2R Loan

AHR First Borrower, LLC, a Delaware limited liability company (“Borrower”), which is an indirect wholly owned subsidiary of the Company entered into a loan agreement, dated as of January 15, 2015 (the “Loan Agreement”), with B2R Finance L.P., as lender (“Lender”).  Pursuant to the Loan Agreement, Borrower borrowed $5,000,000 (the “Loan”) from Lender.  The Loan is a two-year, floating rate loan.  The floating rate is computed monthly based on three-month LIBOR (subject to a LIBOR floor rate of 0.25%) plus a fixed spread of 4.75%.  Interest on the Loan is paid monthly beginning on March 8, 2015.  The Loan is secured by first priority mortgages on a portfolio of 72 single-family homes operated as rental properties (collectively, the “Properties”) owned by the Borrower.

The initial maturity date of the Loan is February 8, 2017 (the “Stated Maturity Date”).  Borrower has the option to extend the Loan beyond the Stated Maturity Date for three successive one-year terms, provided that (i) there is no event of default under the Loan Agreement on the applicable maturity date, (ii) Borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to Lender, (iii) all amounts due and payable by Borrower pursuant to the Loan as of the applicable maturity date have been paid in full, (iv) Borrower pays to Lender an extension fee equal to 0.25% of the outstanding principal balance of the Loan on the applicable maturity date and (v) the debt service coverage ratio as of the applicable maturity date, and the date the extension option is exercised, is not less than 1.30 : 1.00.  The Loan Agreement requires that Borrower comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on indebtedness Borrower can incur, limitations on sales and dispositions of the Properties and various restrictions on the use of cash generated by the operations of the Properties while the Loan is outstanding.  The Loan Agreement also includes customary events of default, the occurrence of which would allow the Lender to accelerate payment of all amounts outstanding thereunder.

As of December 31, 2014, the Company incurred legal costs related to securing this loan in the amount of $32,304.  These costs are included in “Deferred Financing Costs” in the accompanying Consolidated Balance Sheets.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2014 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2014.

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

This Transition Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Transition Report.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Business Experience

Conn Flanigan

Mr. Flanigan has served as our Chief Executive Officer and a director since July 19, 2013 and as our Chief Financial Officer from July 19, 2013 until September 30, 2014 when Mr. McClure took over that role. Since September 30, 2013, Mr. Flanigan has been a director of Global Medical REIT Inc., an owner, operator, manager and developer of specialty medical properties. Mr. Flanigan has been General Counsel with eBanker Corporate Services, Inc., a Colorado subsidiary of Heng Fai since 2007. From 2000 to 2007 Mr. Flanigan served as Corporate Counsel to eVision Corporate Services, Inc., a Colorado subsidiary of Heng Fai. Mr. Flanigan received a B.A. in International Relations from the University of San Diego in 1990 and a Juris Doctor Degree from the University of Denver Sturm College of Law in 1996.

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

Tong Wan Chan

Tong Wan Chan was appointed to our Board of Directors on October 29, 2013.  Mr. Chan serves as the Managing Director of Heng Fai, the Company’s majority shareholder. He joined Heng Fai as a Non-Executive Director in January 2000, re-designated as an Executive Director in September 2002 and was appointed as Managing Director in August 2003. As the Managing Director of Heng Fai, Mr. Chan oversees the Heng Fai’s principal strategic investments activities in both publicly-listed and private companies. Mr. Chan’s father is Fai H. Chan, also a director of the Company.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

●	understands generally GAAP and financial statements,

●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our consolidated financial statements,

●	understands internal controls over financial reporting, and

●	understands audit committee functions.

Family Relationships

Except for Mr. Tong Wan Chan and Mr. Fai Chan, his father, no family relationship exists between any director, executive officer, or any person contemplated to become such.

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

Code of Business Conduct and Ethics

We currently do not have a Code of Business Conduct and Ethics.  We intend to adopt a code of ethics during the fiscal year ending December 31, 2015.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Since none of our securities have been registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, our officers and directors and persons who own more than 10% of our common stock are not required to file Section 16(a) beneficial ownership reports.

ITEM 11.  EXECUTIVE COMPENSATION

Tabular presentation that sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended December 31, 2014; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, is not presented for the fiscal years ended December 31, 2014, September 30, 2014 and 2013, as the services of our executive officers and directors were provided to us under the terms of the management agreement we entered into with Inter-American Management.

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

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Conn Flanigan, Chief Executive Officer and Director(2)	33	*
Donald McClure, Chief Financial Officer(3)	-	-
Fai H. Chan, Chairman of the Board of Directors(4)	624,504	99.8%
Tong Wan Chan, Director(5)	624,504	-
Jeffery Busch, Vice Chairman of the Board of Directors(6)	-	-
All officers and directors as a group (five persons)	624,537	99.8%

HFE USA, LLC(4)	624,504	99.8%

* Less than 1%.

(1)  Based on 625,690 shares of common stock outstanding.

(2)  Mr. Flanigan resigned as Chief Financial Officer on September 30, 2014 upon the appointment of Mr. McClure as Chief Financial Officer.

(3)  Mr. McClure was appointed as Chief Financial Officer on September 30, 2014.

(4)  The amount beneficially owned by Mr. Fai Chan consists of shares owned by HFE USA, LLC. Mr. Chan has voting and dispositive control over securities held by HFE USA, LLC whose address is 24/F Wyndham Place, 40-44 Wyndham Street, Central, Hong Kong, PRC.

(5)  Mr. Tong Wan Chan was appointed as a Director on September 30, 2014. Also, Mr. Tong Wan Chan is the son of Mr. Fai H. Chan.  Mr. Tong Wan Chan is the Managing Director of Heng Fai, the owner of HFE USA, LLC and, along with Mr. Fai Chan, has voting and dispositive control over securities held by HFE USA, LLC

(6)  Mr. Busch was appointed as a Director on September 30, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Allocated General and Administrative Expenses

In the future, the Company may receive an allocation of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the properties.  There were no allocated general and administrative expenses from the Advisor for the three months ended December 31, 2014 and the twelve months ended September 30, 2014, respectively.

Notes Payable to Majority Shareholder

The Company’s total outstanding notes payable to majority shareholder balance was $7,899,051 at December 31, 2014.  HFE USA, LLC, the majority shareholder has loaned the Company funds to acquire the SFRs since inception. On April 14, 2014, the Company entered into a Master Funding Agreement with HFE USA, LLC, with effective date of January 1, 2014. HFE USA, LLC has advanced, prior to the effective date, and may advance, from time to time thereafter, funds to the Company on an interest-free basis (collectively, the “Loans”). The Loan proceeds are to be used by us to acquire single family homes and for other general corporate purposes. As of December 31, 2014, the Company has cumulatively borrowed $15,225,647 under the Loans, of which $15,042,149 was used by us to acquire single family homes and $131,036 was used for general corporate purposes (the “Deployed Funds”) leaving a balance of $52,462 (the “Undeployed Funds”) in escrow as of December 31, 2014. An additional $55,000 was received in a separate escrow as a loan application deposit related to the B2R loan (see Note 10 - “Subsequent Events”) resulting in total escrow deposits on the accompanying Consolidated Balance Sheet as of December 31, 2014, of $107,462. No funds were borrowed and no homes were acquired during the three months ended December 31, 2014.  The balance in escrow was $151,518 as of September 30, 2014.  Until the date of termination as defined in the Master Funding Agreement, any Loan from HFE USA, LLC to the Company will be evidenced by an interest-free demand promissory note (the “Master Note”).

On each date of deployment of any proceeds of the Loans, the outstanding principal balance of the Master Note will be automatically, and without further action by the Company or HFE USA, LLC, reduced on a dollar for dollar basis by the amount of such deployed proceeds. Thereafter, one half of the amount of such deployed proceeds will be evidenced by a convertible demand promissory note dated as of the applicable deployment date made and one half of the amount will be deemed to be a contribution to the capital of the Company, with respect to which the Company agrees to issue its common stock in exchange therefor at a conversion price equal to $0.0810.

On April 14, 2014 we agreed with HFE USA, LLC to convert $3,050,218 of the Deployed Funds and issue an unsecured convertible promissory note bearing interest at the rate of 4.0% per annum effective as of January 1, 2014, payable on demand, but no later than March 1, 2019 (the “HFE Note 1”).  Payment of interest shall be made in cash annually in arrears on each March 1 of each calendar year, commencing on March 1, 2015.  No payments of principal are due within the next 12 months. HFE USA, LLC may elect to convert all or a portion of the outstanding principal amount of the HFE Note 1 into shares of common stock in an amount equal to the principal amount of the HFE Loan, together with accrued but unpaid interest, divided by $12.1575 (adjusted from $0.0810 due to the Reverse Stock Split).

In conjunction with the issuance of the HFE Note 1, we agreed with HFE USA, LLC to treat $3,050,218 of the Deployed Funds as a contribution to our capital and agreed to issue 250,892 shares of our unregistered common stock to HFE USA, LLC at a conversion price of $12.1575 per share (adjusted from $0.08105 due to the Reverse Stock Split).  As we use additional amounts of the HFE Master Funding Agreement in the future for acquisitions or working capital purposes, such amounts will be treated one-half as a loan and one-half as a contribution to our capital on the same terms as the April 14, 2014 conversion discussed above.  Shares of our unregistered common stock issued to HFE USA, LLC as a result of these conversions will be subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

On July 18, 2014 the Board of Directors of the Company restructured this amount pursuant to the Master Funding Agreement.  The Company converted the deployed portion of this funding to $2,811,515 in an unsecured convertible promissory note bearing interest at the rate of 4.0%, payable on demand, but no later than March 1, 2019 (the “HFE Note 2”). Payment of interest shall be made in cash annually in arrears on each March 1 of each calendar year, commencing on March 1, 2015.  In conjunction with the issuance of the HFE Note 2, we agreed with HFE USA, LLC to convert the remaining $2,811,515 into unregistered shares of the Company’s common stock at $12.1575 per share (adjusted from $0.08105 due to the Reverse Stock Split) and issued an additional 231,257 common shares of the Company to HFE USA, LLC.

On November 11, 2014, the Board authorized the issuance of $1,464,863 in convertible debt (‘HFE Note 3”) and the conversion of $1,464,863 of HFE USA. LLC funding into unregistered shares of our common stock at $12.1575 per share and are due to issue an additional 120,491 common shares of the Company to HFE USA, LLC.  Additionally, in December 2014, the Company converted $207,250 of the deployed portion to an unsecured convertible promissory note bearing interest at the rate of 4.0%, payable on demand, but no later than March 1, 2019

Subsequent to these transactions, at December 31, 2014, HFE USA, LLC owns 624,504 common shares of the Company.

Interest expense on the notes was $106,295 and $145,002 for the three months ended December 31, 2014 and the twelve months ended September 30, 2014, respectively.  As of December 31, 2014 and September 30, 2014, accrued interest was $251,297 and $145,002, respectively, and is included in the “Accounts Payable and Accrued Expenses” line item in the accompanying Consolidated Balance Sheets.

Due to Related Parties, Net

As of December 31, 2014, the Company has a net related party payable balance of $242,351 that reflected amounts collectively due to the Manager and Inter-American Development (“IAD”).  The net payable balance at December 31, 2014 consisted primarily of a management fee due to the Manager of $180,000 and approximately $102,000 on a net basis due to IAD related to escrow funds used (approximately $194,000 due to IAD by the Company, partially offset by approximately $92,000 that IAD owes the Company for escrow funds used by IAD).  These payables were partially offset by amounts loaned to the respective entities by the Company which are to be repaid.  As of September 30, 2014, the Company had a net related payable balance of $245,977.

Management Agreement

On November 10, 2014, the Company entered into a Management Agreement, with an effective date of April 1, 2014, with the Manager, a Delaware limited liability company and an affiliate of the Company.  Under the terms of the Management Agreement, the Manager is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations.  For performing these services, the Company will pay the Manager 8% of rental revenue for property management services and a base management fee equal to the greater of (a) 1.50% per annum of our net asset value (the value of our assets less the value of our liabilities), or (b) $20,000 per calendar month.  For the three months ended December 31, 2014 and the twelve months ended September 30 2014, management fees of $60,000 and $120,000, respectively (since April 1, 2014), were incurred and expensed by the Company, due to the Manager, and remain unpaid as of December 31, 2014 and September 30, 2014.  The management fee expense is included in the “General and Administrative” expense line item in the accompanying Consolidated Statements of Operations and the unpaid management fee balance is included in the “Due to Related Parties, Net” line item in the accompanying Consolidated Balance Sheets.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Malone Bailey, LLP for the three months ended December 31, 2014, the twelve months ended September 30, 2014, and the twelve months ended September 30, 2013.

	Three Months Ended December 31, 2014	Twelve Months Ended September 30, 2014	Twelve Months Ended September 30, 2013
Audit Fees	$15,000	$60,000	$7,000
Audit Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	$15,000	$60,000	$7,000

Audit Fees — this category includes the audit of our annual consolidated financial statements, review of consolidated financial statements included in our SEC filings and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim consolidated financial statements.

Audit-Related Fees — this category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — this category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — this category consists of fees for other miscellaneous items.

Item 15. Exhibits.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Consolidated Financial Statements
		The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements and Schedules.”
	2.
Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the consolidated financial statements included herein.

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

10.6*
Loan Agreement, dated as of January 15, 2015, between AHR First Borrower LLC, as Borrower, and B2R Finance L.P., as Lender (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2015).

21.1	Subsidiaries.
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Transition Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN HOUSING REIT Inc.

Dated: March 31, 2015	By:	/s/ Conn Flanigan
Conn Flanigan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ Conn Flanigan	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2015
Conn Flanigan

/s/ Donald McClure	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2015
Donald McClure

/s/ Jeffrey Busch
Jeffrey Busch	Vice Chairman of the Board of Directors	March 31, 2015

/s/ Fai H. Chan
Fai H. Chan	Chairman of the Board of Directors	March 31, 2015

/s/ Tong Wan Chan
Tong Wan Chan	Director	March 31, 2015