Form 10-Q
period 2015-03-31
American Housing REIT Inc.
filed 2015-05-06
CIK 1506385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 6, 2015
Common Stock, $0.01 par value per share	625,690

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements.”  Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

“Inter-American Management” or “Manager” refers to Inter-American Management, LLC, a Delaware limited liability company owned or controlled by an affiliate of HFE USA, LLC, our majority shareholder.

“IAD” refers to Inter-American Development.

“SEC” refers to the United States Securities and Exchange Commission.

“Common stock” refers to the common shares in our capital stock.

Our consolidated financial statements are stated in United States dollars (US $) and are prepared in accordance with United States generally accepted accounting principles.

AMERICAN HOUSING REIT INC.
Consolidated Balance Sheets

	As of
	March 31, 2015	December 31, 2014
	(unaudited)
Assets

Investment in real estate:
Land	$3,485,206	$3,077,106
Building and improvements	13,833,213	11,802,963
	17,318,419	14,880,069
Less: accumulated depreciation	(300,059)	(220,500)
Investment in real estate, net	17,018,360	14,659,569
Cash (includes $172,216 and $241,296 in restricted cash as of March 31, 2015 and December 31, 2014, respectively)	1,759,045	495,612
Escrow deposits	408,358	107,462
Prepaid expense	7,128	-
Rents and other receivables	158,433	133,180
Deferred financing costs	457,614	32,304
Intangible asset, net	21,515	2,535
Total assets	$19,830,453	$15,430,662

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$58,896	$317,603
Due to related parties, net	96,651	242,351
Security deposits	188,546	173,964
Real estate tax payable	135,661	221,757
Prepaid rent	606	23,941
Third party loan payable	4,995,833	-
Notes payable to majority shareholder	8,229,051	7,899,051
Total liabilities	13,705,244	8,878,667

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	-	-
Common stock $0.01 par value, 100,000,000 shares authorized; 625,690 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	6,256	6,256
Additional paid-in capital	7,440,918	7,440,918
Accumulated deficit	(1,321,965)	(895,179)
Total stockholders’ equity	6,125,209	6,551,995
Total liabilities and stockholders’ equity	$19,830,453	$15,430,662

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN HOUSING REIT INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue
Rental revenue	$434,027	$149,662
Other revenue	10,951	12,268
Total revenue	444,978	161,930

Expenses
Property operating expenses	173,048	10,556
General and administrative	257,434	-
Property management fees	36,258	8,554
Real estate taxes	8,565	21,584
Homeowners’ association fees	8,786	4,726
Depreciation and amortization	87,679	23,803
Interest expense	147,325	-
Total expenses	719,095	69,223
Net (loss) income	$(274,117)	$92,707

Net (loss) income per share – Basic and Diluted	$(0.44)	$4.03
Weighted-average shares outstanding – Basic and Diluted	625,690	23,030

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN HOUSING REIT INC.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2015	2014

Operating activities
Net (loss) income	$(274,117)	$92,707
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	87,679	23,803
Amortization of deferred financing costs	53,211	-
Changes in operating assets and liabilities:
Rent and other receivables, net	(25,253)	32,745
Prepaid expense	(7,128)	(53,890)
Accounts payable and accrued expenses	(258,707)	27,249
Accrued management fees due to related party	60,000	-
Security deposits	14,582	27,768
Real estate tax payable	(86,096)	-
Prepaid rent	(23,335)	11,885
Net cash (used in) provided by operating activities	(459,164)	162,267

Investing activities
Escrow deposit activity	(300,896)	985,404
Loans to related parties	(132,598)	-
Purchase of land, building and improvements, and intangibles	(2,465,450)	(2,154,140)
Net cash used in investing activities	(2,898,944)	(1,168,736)

Financing activities
Proceeds from notes payable from majority shareholder	330,000	1,405,074
Proceeds from third party loan	5,000,000	-
Principal payments on third party loan	(4,167)	-
Loans repaid to related parties	(73,102)	-
Dividends paid to common shareholders	(152,669)	-
Payment of deferred financing costs	(478,521)	-
Net cash provided by financing activities	4,621,541	1,405,074

Net increase in cash and cash equivalents	1,263,433	398,605
Cash and cash equivalents—beginning of period	495,612	-
Cash and cash equivalents—end of period	$1,759,045	$398,605

Supplemental cash flow information:
Cash payments for interest (including payment of accrued interest to majority shareholder)	$345,412	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN HOUSING REIT INC.
Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization

American Housing REIT Inc. (the “Company”) was incorporated in Delaware on December 4, 2009 under the name CWS Marketing & Finance Group, Inc., later renamed to OnTarget360 Group, Inc. (“OnTarget”), and acquired by the Hong Kong company known as Heng Fai Enterprises, Ltd. (“Heng Fai”) on July 19, 2013. The Company changed to its current name effective September 12, 2013 in connection with its re-domestication into a Maryland corporation.  Our primary business strategy is to acquire, lease and manage single-family residential properties (“SFRs”) as well-maintained investment properties to generate attractive risk-adjusted returns over the long-term. The Company employs a disciplined and focused approach to evaluating acquisition opportunities, considering the mix of rent yield and future home price appreciation potential when selecting a market and investment. The Company generally sources homes that are in “rent-ready” condition to a standard that the Company believes appeals to our target tenants’ preferences, enabling us to attract qualified tenants and to provide a high level of service to retain our tenants.  As of March 31, 2015, the Company owned 161 properties located in Texas, Georgia, Florida, and North Carolina. AHR First Equity LLC, is a wholly owned subsidiary of the Company and it wholly owns AHR First Borrower LLC.  Both are Delaware limited liability companies that were formed on September 8, 2014 in order to facilitate the B2R financing transaction discussed in Note 5 – “Third Party Financing.”

Heng Fai owns HFE USA, LLC, our majority shareholder.  As of March 31, 2015, HFE USA, LLC owns an aggregate of 624,504 (or 99.8%) of our outstanding common stock.

Note 2 – Significant Accounting Policies

Basis of presentation

The accompanying financial statements are unaudited and include the accounts of the Company.  The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2014. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the financial statements for the interim periods have been made.

Escrow Deposits

Escrow deposits include refundable and non-refundable cash earnest money deposits for the purchase of properties including advances from HFE USA, LLC. In addition, escrow deposits may include amounts paid for SFR’s in certain states which require a judicial order when the risk and rewards of ownership of the property are transferred and the purchase is finalized. The escrow deposit balance was $408,358 and $107,462 as of March 31, 2015 and December 31, 2014, respectively.  The $300,896 increase in the escrow balance during the three month 2015 period resulted primarily from new escrow balances in the amount of approximately $253,000 that were established in the 2015 quarter related to the third party loan discussed in Note 5 – “Third Party Financing” and $100,000 that was established as earnest funds, partially offset by approximately $47,000 in escrow related funds repaid by the Company to IAD (refer to Note 6 – “Related Party Transactions”) and approximately $5,000 paid by the Company in transaction fees.

Reclassification

The Company reclassified a credit balance in the amount of $9,926 in the accompanying Statement of Operations for the three months ended March 31, 2014 from the expense line item “General and Administrative” to the line item “Other Revenue.”  This amount resulted from the write-off of a predecessor company liability in the 2014 quarter.

Note 3 – Lease Income

The Company generally rents its properties under non-cancelable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties at March 31, 2015, through the end of their terms, are as follows:

Calendar year 2015	$1,003,550
Calendar year 2016	72,934
Total	$1,076,484

Note 4 – Shareholders’ Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000,000 shares of preferred stock, par value $0.001 per share.  As of March 31, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 100,000,000 of authorized shares of common stock, $0.01 par value.  As of March 31, 2015 and December 31, 2014, there were 625,690 outstanding common shares.

On January 20, 2015, the Company declared a dividend of $0.244 per share to common stock holders as of January 30, 2015.  The total amount of the dividend that was paid in February 2015 was $152,669.

Note 5 – Third Party Financing

The Company, through its subsidiary AHR First Borrower, LLC, (“First Borrower”), entered into a loan agreement dated January 15, 2015 (the “Loan Agreement”), with B2R Finance L.P., as lender (“B2R”), pursuant to which First Borrower borrowed $5,000,000 (the “Loan”) from B2R.  The purpose of Loan was to provide funds for the Company to acquire SFRs.  The Loan is a two-year, floating rate loan.  The floating rate is computed monthly based on three-month LIBOR (subject to a LIBOR floor rate of 0.25%) plus a fixed spread of 4.75%.  Interest on the Loan is paid monthly beginning on March 8, 2015.  The Loan is secured by first priority mortgages on a portfolio of 72 single-family homes operated as rental properties owned by the Company through First Borrower.

For the three months ended March 31, 2015 the Company used approximately $2.5 million of the proceeds from the Loan to acquire 28 SFRs (for additional details refer to Note 7 – “Single Family Resident Acquisitions”).  As of March 31, 2015 the Company made a principal payment on the Loan in the amount of $4,167 and accordingly the balance outstanding on the Loan as of March 31, 2015 was $4,995,833.  Interest expense incurred on the Loan for the three months ended March 31, 2015 was $19,445.

Deferred Financing Costs

The following is a detail of the deferred financing costs incurred as of March 31, 2015.

Balance as of December 31, 2014, net	$32,304
Additional deferred financing costs – three months ended March 31, 2015	478,521
Amortization expense – three months ended March 31, 2015	(53,211)
Balance as of March 31, 2015, net	$457,614

All deferred financing costs recorded on the accompanying Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 were incurred in connection with obtaining the B2R Loan.  Amortization expense is included in the “Interest Expense” line item in the accompanying Statements of Operations.  No amortization expense was incurred for the three months ended March 31, 2014.

Note 6 – Related Party Transactions

Management Agreement

On November 10, 2014, the Company entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Manager”), our affiliate.  Under the terms of the Management Agreement, the Manager is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations.  For performing these services, the Company will pay the Manager 8% of rental revenue for property management services and a base management fee equal to the greater of (a) 1.50% per annum of our net asset value (the value of our assets less the value of our liabilities), or (b) $20,000 per calendar month.  For the three months ended March 31, 2015 and 2014 management fees of $60,000 and zero were incurred and expensed.  As of March 31, 2015 and December 31, 2014, cumulative management fees of $240,000 and $180,000, respectively (since April 1, 2014), were incurred and expensed by us, due to the Manager, and remain unpaid. The management fee expense is included in the “General and Administrative” expense line item in the accompanying Consolidated Statements of Operations and the unpaid management fee balance is included in the “Due to Related Parties, Net” line item in the accompanying Consolidated Balance Sheets.

Allocated General and Administrative Expenses

In the future, the Company may receive an allocation of general and administrative expenses from the Manager that are either clearly applicable to or were reasonably allocated to the operations of the properties. There were no allocated general and administrative expenses from the Manager for the three months ended March 31, 2015 and March 31, 2014.

Notes Payable to Majority Shareholder

HFE USA, LLC, the majority shareholder has loaned the Company funds to acquire the SFRs since inception. On April 14, 2014, the Company entered into a Master Funding Agreement with HFE USA, LLC, with effective date of January 1, 2014. HFE USA, LLC has advanced, prior to the effective date, and may advance, from time to time thereafter, funds to the Company on an interest-free basis (collectively, the “Notes”). The proceeds from the Notes are to be used by us to acquire single family homes and for other general corporate purposes. As of March 31, 2015 and December 31, 2014, the outstanding principal balance of the Notes was $8,229,051 and $7,899,051, respectively.  Interest expense on the Notes was $74,669 for the three months ended March 31, 2015.  No interest expense was incurred for the three months ended March 31, 2014.  During the three months ended March 31, 2015, HFE USA, LLC loaned the Company a total of $330,000 in the form of notes payable in order to pay off all accrued and unpaid interest on the Notes in the amount of approximately $326,000.  The accrued interest was classified as “Accounts Payable and Accrued Expenses” on the accompanying Balance Sheets.  Accordingly, as of March 31, 2015 there was no accrued interest owed on the Notes.

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

Due to Related Parties, Net

A detail of the due to related party balance as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014

Due from Manager	$196,664	$64,066
Due from IAD	105,546	105,546
Due to Manager – management fees	(240,000)	(180,000)
Due to Manager – other funds	(4,500)	(30,235)
Due to IAD	(154,361)	(201,728)
Due to related party, net	$(96,651)	$(242,351)

During the three months ended March 31, 2015 the Company loaned the Manager $132,598 primarily to be used by the Manager for general purposes.  The accrued and unpaid management fee due to the Manager for the three months ended March 31, 2015 was $60,000.  Additionally, during the three months ended March 31, 2015 the Company repaid the Manager and IAD a total of $73,102 ($25,735 to the Manager for general funds it owed the Manager and $47,367 to IAD for IAD escrow funds previously used by the Company).

Sale of Five Homes from IAD to AHR

As discussed in Note 7 – “Single Family Residence Acquisitions,” from January 1, 2015 to March 31, 2015, the Company acquired 28 SFRs.  Five of the 28 homes were sold by IAD to AHR in March 2015 for a total of approximately $600,000, and therefore the SFRs became part of AHR’s portfolio of homes as of March 31, 2015.  Similar transactions are not expected to occur between IAD and AHR in the future.

Note 7 – Single Family Residence Acquisitions

As of March 31, 2015 the Company has purchased 161 SFRs. From January 1, 2015 to March 31, 2015, the Company acquired 28 SFRs of which 5 are located in Florida, 17 are located in Georgia, 2 are located in North Carolina, and 4 are located in Texas.  Funds from the B2R loan were used to fund the 28 acquisitions.  The Company’s aggregate investment for these 28 SFRs was approximately $2.5 million.  Depreciation expense was $79,559 and $23,803 for the three months ended March 31, 2015 and 2014, respectively.

The following table sets forth the state, number of homes, and aggregate investment and average investment for each SFRs acquired.

State	Number of Homes	Aggregate Investment (1)	Average Investment per Home
Florida	18	$1,638,323	$91,018
Georgia	48	$4,213,647	$87,784
North Carolina	5	$466,634	$93,327
Texas	90	$11,340,897	$126,010
Total and Weighted Average	161	$17,659,501	$109,686

(1)
The aggregate investment amount in the table above of $17.7 million includes an identified intangible asset of $0.2 million on a gross basis and also includes acquisition costs that were expensed of $0.2 million, resulting in a net investment on the accompanying Balance Sheet as of March 31, 2015 of $17.3 million.

The Company identified one intangible asset related to its in-place tenants at the dates of acquisition of its SFRs.  A detail of the intangible balance is as follows:

Intangible balance as of December 31, 2014, net	$2,535
Additional intangible recorded – three months ended March 31, 2015	27,100
Amortization expense – three months ended March 31, 2015	(8,120)
Intangible balance as of March 31, 2015, net	$21,515

Note 8 – Commitments and Contingencies

Property Management Agreements

The Company has entered into property management agreements with the property managers under which the property managers generally oversaw and directed the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a property management fee equal to 8% of collected rents and a leasing fee equal to one month of each lease’s annual rent. For the three months ended March 31, 2015 and 2014, property management fees incurred by the property managers were $36,258 and $8,554, respectively.  During these periods there were no leasing fees incurred to the property managers.

Litigation

The Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against the Company, which if determined unfavorably to the Company, would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Environmental Matters

The Company follows a policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at its properties, the Company is not currently aware of any environmental liability with respect to its properties that would have a material effect on its financial position, results of operations, or cash flows. Additionally, the Company is not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that management believes would require additional disclosure or the recording of a loss contingency.

Note 9 – Subsequent Events

SFRs Acquisitions

From April 1, 2015 through May 6, 2015, the Company acquired 12 SFRs for an aggregate investment of approximately $1.1 million and had no SFRs pending close.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements included herein, including the notes to those financial statements, included elsewhere in this report, and the Section entitled “Cautionary Statement on Forward-Looking Information” in this report.  As discussed in more detail in the Section entitled “Cautionary Statement on Forward-Looking Information,” this discussion contains forward-looking statements which involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.

Overview

American Housing REIT Inc. (the “Company”) was incorporated in Delaware on December 4, 2009 under the name CWS Marketing & Finance Group, Inc., later renamed to OnTarget360 Group, Inc. (“OnTarget”), and acquired by the Hong Kong company known as Heng Fai Enterprises, Ltd. (“Heng Fai”) on July 19, 2013. The Company changed to its current name effective September 12, 2013 in connection with its re-domestication into a Maryland corporation and as discussed below our primary business strategy is to acquire, lease and manage single-family homes as well-maintained investment properties to generate attractive risk-adjusted returns over the long-term.  As of March 31, 2015, we owned 161 properties located in Texas, Georgia, Florida, and North Carolina.  AHR First Equity LLC, is a wholly owned subsidiary of the Company and it wholly owns AHR First Borrower LLC.  Both are Delaware limited liability companies that were formed on September 8, 2014 in order to facilitate the B2R financing transaction discussed in Note 5 – “Third Party Financing.”

Heng Fai owns HFE USA, LLC, our majority shareholder.  As of March 31, HFE USA, LLC owns an aggregate of 624,504 (or 99.8%) of our outstanding common stock.

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

Internal Growth Strategy

We seek to achieve our business objectives internally through entering into long-term leases with annual contractual rent increases and using net-lease structures.

Financing Strategy

We plan to build our capital structure with a balanced approach that maximizes flexibility. We will seek to: (1) achieve opportunistic and reasonable debt service ratios, (2) balance debt in a fashion that enhances our ability to access capital markets (such as with the B2R loan discussed in Note 5 – “Third Party Financing”), (3) establish a secured revolving credit facility to finance acquisitions in concert with other debt instruments, which depending on appropriateness and availability, include, the assumption of mortgage loans and the placement of “stand- alone” non-recourse debt secured by the property, and (4) access capital internationally so as to avoid market cycle shortages of capital and enhance acquisition expediency.

Property Information

From January 1, 2015 to March 31, 2015, we acquired 28 SFRs of which 5 are located in Florida, 17 are located in Georgia, 2 are located in North Carolina, and 4 are located in Texas for a total asset investment of approximately $2.5 million.  Accordingly, as of March 31, 2015 our total portfolio of SFRs included 161 properties.

The following table presents summary statistics of the SFRs for our entire portfolio as of March 31, 2015.

Total Portfolio of SFRs - Summary Information

State	Number of Homes	Aggregate Investment (1)	Average Investment per Home (2)	Percentage Leased	Average Monthly Rent (3)	Average Age (years)	Average Size (Sq. feet)
Florida	18	$1,638,323	$91,018	72%	$1,069	34	1,326
Georgia	48	$4,213,647	$87,784	94%	$964	17	1,688
North Carolina	5	$466,634	$93,327	80%	$985	14	1,410
Texas	90	$11,340,897	$126,010	82%	$1,336	19	1,800
Total or Weighted Average	161	$17,659,501	$109,686	86%	$1,187	20	1,700

(1) The aggregate investment amount in the table above of $17.7 million includes an identified intangible asset of $0.2 million on a gross basis and also includes acquisition costs that were expensed of $0.2 million, resulting in a net investment on the accompanying Balance Sheet as of March 31, 2015 of $17.3 million.
(2) Represents average purchase price (including broker commissions and closing costs) plus average capital expenditures.

(3) Represents annualized average monthly rent per leased home.

From April 1, 2015 through May 6, 2015, the Company acquired 12 SFRs for an aggregate investment of approximately $1.1 million and had no SFRs pending close.

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

The management company will also send along their recommendation on approval. For a prospective tenant that has credit issues, we will require an additional security deposit amount. If the tenant has a pet we will charge a pet deposit and possibly additional rent as well for the pet (usually larger dogs and multiple cats).  Tenants that have a criminal, felony background or are registered sex offenders are declined automatically.  Additional select portfolio data for the three months ended March 31, 2015 is as follows:

Average Eviction Cost (1)	$416
Average Vacancy Days (2)	90
Average “Make Ready” Costs (3)	$3,584

(1)	Average Eviction Cost – the average cost for the fiscal year that the company incurred to execute successful eviction proceedings against a tenant.
(2)	Average Vacancy Days – the average numbers of days during the fiscal year that a property that becomes vacant stays vacant.
(3)	Average “Make Ready” Costs – the average cost for the fiscal year that the Company incurred to make repairs, improvements, or other alterations to a property to prepare it to be leased.

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

Results of Operations

Rental Revenue

Total revenue was $444,978 for the three months ended March 31, 2015, an increase of $283,048 compared to $161,930 for the three months ended March 31, 2014. The increase is a result of an increase in rental revenue, application fees and lease termination fees from the 115 SFRs we acquired subsequent to March 31, 2014 when our portfolio consisted of 46 SFRs.  As of March 31, 2015 and March 31, 2014, approximately 86% and 96%, respectively, of our SFRs were leased.

Property Operating Expenses

Property operating expenses were $173,048 for the three months ended March 31, 2015, an increase of $162,492 compared to $10,556 for the three months ended March 31, 2014, primarily as a result of our acquisition of additional SFRs discussed above.  These expenses include all direct and indirect costs related to operating our residential properties, including management fees, insurance, utilities, landscaping and general repairs and maintenance.

General and Administrative

General and administrative expenses were $257,434 for the three months ended March 31, 2015, an increase of $257,434 compared to the three months ended March 31, 2014, primarily as a result of management fees incurred, as provided for in the Management Agreement, and audit and legal fees incurred during the quarter.  Additionally, the increase resulted from our increased operating activities from the acquisition of additional SFRs discussed above.

Property Management Fees

Property management fees were $36,258 for the three months ended March 31, 2015, an increase of $27,704 compared to $8,554 for the three months ended March 31, 2014.  The increase is a result of higher management fees associated with the additional SFRs we acquired as discussed above.

Real Estate Taxes

Real estate taxes were $8,565 for the three months ended March 31, 2015, a decrease of $13,019 compared to $21,584 for the three months ended March 31, 2014.  The decrease primarily results from the timing of the real estate tax bills. Upon acquisition of a home, its real estate taxes are determined based upon municipal and state laws.

Homeowners’ Association Fees

Homeowners’ association fees were $8,786 for the three months ended March 31, 2015, an increase of $4,060 compared to $4,726 for the three months ended March 21, 2014. The increase is a result of the additional SFRs we subsequent to March 31, 2014 that are included in developments subject to homeowners’ association fees.

Depreciation and Amortization

Depreciation and amortization expense of $87,679 for the three months ended March 31, 2015, increased $63,876 compared to $23,803 for the three months ended March 31, 2014, as a result of the additional SFRs we acquired as discussed above.  Depreciation and amortization expense in the 2015 quarter included depreciation expense of $79,559 on our real estate portfolio as well as amortization expense of $8,120 related the amortization of our in-place lease intangible asset.  Depreciation and amortization expense of $23,803 for the three months ended March 31, 2014 represented depreciation on our real estate portfolio.  There was no amortization expense during the three month 2014 period.

Interest Expense

Interest expense was $147,325 for the three months ended March 31, 2015 compared to no interest expense incurred during the three months ended March 31, 2014.  This increase was primarily a result of interest incurred on borrowings we incurred during the 2015 quarter in the amount of $94,114 and amortization of B2R related deferred financing costs in the amount of $53,211.

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

Our long-term liquidity needs consist primarily of funds necessary to pay for the acquisition and maintenance of properties; non-recurring capital expenditures; interest and principal payments on our indebtedness discussed below; payment of quarterly dividends to our stockholders to the extent declared by our board of directors; and general and administrative expenses. The nature of our business, our aggressive growth plans and the requirement that we distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to our stockholders, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, property dispositions, and joint venture transactions. We have financed our operations and acquisitions to date through the funding by the majority shareholder and bank loans as discussed below. We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations (as we acquire additional real estate assets). We anticipate that cash on hand, cash provided by operations, funding from financial institutions, and funding by our majority shareholder will be sufficient to meet our liquidity requirements for at least the next 12 months. Our assets are illiquid by their nature. Thus, a timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise that causes a need for additional liquidity. It could be necessary to source liquidity from other financing alternatives should any such scenario arise.

To qualify as a REIT for federal income tax purposes, we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. Subject to the requirements of the Maryland General Corporation Law we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our board of directors.

Consolidated Cash Flow Information

Cash used in operating activities for three months ended March 31, 2015 was $459,164, which resulted primarily from the pay down of accrued interest due to the majority shareholder. Cash from operating activities is primarily dependent upon the number of owned properties, occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent, the interest rates specified in our portfolio of private mortgage financings and the level of our operating expenses and general and administrative costs.

Cash used in investing activities for three months ended March 31, 2015 was $2,898,944, which resulted primarily from the acquisition of 28 SFRs during the 2015 quarter.

Cash provided by financing activities for the three months ended March 31, 2015 was $4,621,541, which resulted primarily from funds received from the B2R loan and funds received from the majority shareholder, partially offset by dividends paid to common shareholders and the payment of deferred financing costs related to the B2R loan.

Our continued operations and expansion are dependent upon our ability to obtain additional working capital. Although HFE USA, LLC may lend us funds or invest in our securities for our working capital needs, we have not entered into any agreement with HFE USA, LLC for any future loans or investments in our company. In the event we are unable to raise capital needed for our proposed business, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain additional financing could result in delay or indefinite postponement of our proposed business which would materially adversely affect our results of operations and financial condition and threaten our financial viability.  Refer to Note 5 - “Third Party Financing” for information regarding our loan from B2R.

Dividends

On January 20, 2015, the Company declared a dividend of $0.244 per share to common stock holders as of January 30, 2015.  The total amount of the dividend that was paid in February 2015 was $152,669.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our future income, cash flows, and fair values relevant to financial instruments are dependent on prevailing market interest rates. Interest rates are highly sensitive to several factors, including governmental monetary policies, domestic and global economic and political conditions and other factors which are beyond our control. We may incur additional variable rate debt in the future. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes and other real estate due to a reduction in attractive alternative income-producing investments.  Increased competition for the acquisition of single-family homes may lead to future acquisitions being more costly and result in lower yields on single-family homes we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2015 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFOMRATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

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

10.3
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

10.5
Loan Agreement, dated as of January 15, 2015, between AHR First Borrower LLC, as Borrower, and B2R Finance L.P., as Lender (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2015).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith
**
XBRL Information is furnished and not filed or a part of this Quarterly Report on Form 10-Q for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOUSING REIT INC.

Date: May 6, 2015	By:	/s/ Conn Flanigan
Conn Flanigan
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2015	By:	/s/ Donald McClure
Donald McClure
Chief Financial Officer (Principal Financial and Accounting Officer)