Form 10-Q
period 2015-06-30
American Housing REIT Inc.
filed 2015-08-12
CIK 1506385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2015

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

Registrant’s telephone number, including area code: (202) 524-6851

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

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 12, 2015
Common Stock, $0.01 par value per share	646,809

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

“IAD” refers to Inter-American Development, a Delaware limited liability company owned or controlled by an affiliate of HFE USA, LLC, our majority shareholder.

“SEC” refers to the United States Securities and Exchange Commission.

“Common stock” refers to the common shares in our capital stock.

Our consolidated financial statements are stated in United States dollars (US $) and are prepared in accordance with United States generally accepted accounting principles.

AMERICAN HOUSING REIT INC.
Consolidated Balance Sheets

	As of
	June 30, 2015	December 31, 2014
	(unaudited)
Assets

Investment in real estate:
Land	$3,651,386	$3,077,106
Building and improvements	14,735,433	11,802,963
	18,386,819	14,880,069
Less: accumulated depreciation	(389,955)	(220,500)
Investment in real estate, net	17,996,864	14,659,569
Cash (includes $230,297 and $241,296 in restricted cash as of June 30, 2015 and December 31, 2014, respectively)	707,091	495,612
Escrow deposits	522,811	107,462
Prepaid expense	9,958	-
Rents and other receivables	91,158	133,180
Deferred financing costs	393,761	32,304
Intangible asset, net	14,420	2,535
Total assets	$19,736,063	$15,430,662

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$113,185	$317,603
Due to related parties, net	156,651	242,351
Security deposits	224,550	173,964
Real estate tax payable	180,927	221,757
Prepaid rent	-	23,941
Third party loan payable	4,983,333	-
Notes payable to majority shareholder	8,091,243	7,899,051
Total liabilities	13,749,889	8,878,667

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	-	-
Common stock $0.01 par value, 100,000,000 shares authorized; 646,809 and 625,690 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	6,467	6,256
Additional paid-in capital	7,697,457	7,440,918
Accumulated deficit	(1,717,750)	(895,179)
Total stockholders’ equity	5,986,174	6,551,995
Total liabilities and stockholders’ equity	$19,736,063	$15,430,662

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN HOUSING REIT INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue
Rental revenue	$515,730	$306,492	$949,757	$456,154
Other revenue	13,484	2,947	24,435	15,215
Total revenue	529,214	309,439	974,192	471,369

Expenses
Property operating expenses	209,040	68,972	382,088	79,528
General and administrative	131,282	71,476	388,716	71,476
Property management fees	24,483	21,196	60,741	29,750
Real estate taxes	94,471	37,902	103,036	59,486
Homeowners’ association fees	7,537	7,127	16,323	11,853
Depreciation and amortization	96,991	88,875	184,670	186,841
Interest expense	203,373	73,446	350,698	73,446
Total expenses	767,177	368,994	1,486,272	512,380
Net loss	$(237,963)	$(59,555)	$(512,080)	$(41,011)

Net loss per share – Basic and Diluted	$(0.37)	$(0.25)	$(0.81)	$(0.32)

Weighted-average shares outstanding – Basic and Diluted	637,990	237,682	631,874	129,763

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN HOUSING REIT INC.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2015	2014

Operating activities
Net loss	$(512,080)	$(41,011)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	184,670	186,841
Amortization of deferred financing costs	117,064	-
Changes in operating assets and liabilities:
Rent and other receivables, net	42,022	(36,919)
Prepaid expense	(9,958)	110
Accounts payable and accrued expenses	(204,418)	167,474
Accrued management fees due to related party	120,000	60,000
Security deposits	50,586	111,675
Real estate tax payable	(40,830)	-
Prepaid rent	(23,941)	28,035
Net cash (used in) provided by operating activities	(276,885)	476,205

Investing activities
Escrow deposit activity	(415,349)	(572,408)
Loans to related parties	(132,598)	-
Purchase of land, building and improvements, and intangibles	(3,533,850)	(7,971,238)
Net cash used in investing activities	(4,081,797)	(8,543,646)

Financing activities
Proceeds from notes payable from majority shareholder	448,942	8,613,512
Proceeds from third party loan	5,000,000	-
Principal payments on third party loan	(16,667)	-
Loans repaid to related parties	(73,102)	-
Dividends paid to common shareholders	(310,491)	(69,850)
Payment of deferred financing costs	(478,521)	-
Net cash provided by financing activities	4,570,161	8,543,662

Net increase in cash and cash equivalents	211,479	476,221
Cash and cash equivalents—beginning of period	495,612	-
Cash and cash equivalents—end of period	$707,091	$476,221

Supplemental cash flow information:
Cash payments for interest	$409,195	$-

Noncash financing and investing activities:
Notes payable to majority shareholder converted to common shares	$256,750	$3,050,218

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN HOUSING REIT INC.
Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization

American Housing REIT Inc. (the “Company”) was incorporated in Delaware on December 4, 2009 under the name CWS Marketing & Finance Group, Inc., later renamed to OnTarget360 Group, Inc. (“OnTarget”), and acquired by the Hong Kong company known as Heng Fai Enterprises, Ltd. (“Heng Fai”) on July 19, 2013. The Company changed to its current name effective September 12, 2013 in connection with its re-domestication into a Maryland corporation.  Our primary business strategy is to acquire, lease and manage single-family residential properties (“SFRs”) as well-maintained investment properties to generate attractive risk-adjusted returns over the long-term. The Company employs a disciplined and focused approach to evaluating acquisition opportunities, considering the mix of rent yield and future home price appreciation potential when selecting a market and investment. The Company generally sources homes that are in “rent-ready” condition to a standard that the Company believes appeals to our target tenants’ preferences, enabling us to attract qualified tenants and to provide a high level of service to retain our tenants.  As of June 30, 2015, the Company owned 173 properties located in Texas, Georgia, Florida, and North Carolina. AHR First Equity LLC, is a wholly owned subsidiary of the Company and it wholly owns AHR First Borrower LLC.  Both are Delaware limited liability companies that were formed on September 8, 2014 in order to facilitate the B2R financing transaction discussed in Note 5 – “Third Party Financing.”

Heng Fai is a Hong Kong listed company engaged in real estate development, investments, management and sales, hospitality management and investments and REIT management. Heng Fai owns HFE USA, LLC, our majority shareholder.  As of June 30, HFE USA, LLC owns an aggregate of 645,623 (or 99.8%) of our outstanding common stock.  On April 25, 2015, Joy Town Inc., a company incorporated in the British Virgin Islands, entered into an agreement to acquire a controlling interest in Heng Fai. The acquisition transaction was completed on June 29, 2015.

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

Escrow Deposits

Escrow deposits include refundable and non-refundable cash earnest money deposits for the purchase of properties including advances from HFE USA, LLC. In addition, escrow deposits may include amounts paid for SFR’s in certain states which require a judicial order when the risk and rewards of ownership of the property are transferred and the purchase is finalized. The escrow deposit balance was $522,811 and $107,462 as of June 30, 2015 and December 31, 2014, respectively.  The $415,349 increase in the escrow balance during the six month 2015 period resulted primarily from new escrow balances in the amount of approximately $368,000 that were established in the 2015 six month period related to the third party loan discussed in Note 5 – “Third Party Financing” and $100,000 that was established as earnest funds, partially offset during the six month period by approximately $47,000 in escrow related funds repaid by the Company to IAD (refer to Note 6 – “Related Party Transactions”) and approximately $5,000 paid by the Company in transaction fees.

Note 3 – Lease Income

The Company generally rents its properties under non-cancelable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties at June 30, 2015, in each calendar year through the end of their terms, are as follows:

2015	$804,570
2016	486,645
2017	64,390
2018	10,325
Total Future Receipts	$1,365,930

Note 4 – Shareholders’ Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000,000 shares of preferred stock, par value $0.001 per share.  As of June 30, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 100,000,000 of authorized shares of common stock, $0.01 par value.  As of June 30, 2015 and December 31, 2014, there were 646,809 and 625,690 outstanding common shares, respectively.

On May 8, 2015, the Company converted $256,750 of an unsecured note payable as a contribution to the Company’s capital and issued 21,119 shares of its unregistered common stock to HFE USA, LLC at a conversion price of $12.1575 per share. See Note 6 – “Related Party Transactions.”

On January 20, 2015, the Company declared a dividend of $0.244 per share to common stock holders as of January 30, 2015.  The total amount of the dividend that was paid in February 2015 was $152,669.

On May 11, 2015, the Company declared a dividend of $0.244 per share to common stock holders as of May 14, 2015.  The total amount of the dividend that was paid in June 2015 was $157,822.

Total dividends paid to common shareholders during the six months ended June 30, 2014 were $310,491.

Note 5 – Third Party Financing

The Company, through its subsidiary AHR First Borrower, LLC, (“First Borrower”), entered into a loan agreement dated January 15, 2015 (the “Loan Agreement”), with B2R Finance L.P., as lender (“B2R”), pursuant to which First Borrower borrowed $5.0 million (the “Loan”) from B2R.  The purpose of Loan was to provide funds for the Company to acquire SFRs.  The Loan is a two-year, floating rate loan.  The floating rate is computed monthly based on three-month LIBOR (subject to a LIBOR floor rate of 0.25%) plus a fixed spread of 4.75%.  Interest on the Loan is paid monthly beginning on March 8, 2015.  The Loan is secured by first priority mortgages on a portfolio of 72 single-family homes operated as rental properties owned by the Company through First Borrower.

For the six months ended June 30, 2015 the Company used approximately $3.6 million of the proceeds from the Loan to acquire 40 SFRs (for additional details refer to Note 7 – “Single Family Residence Acquisitions”).  As of June 30, 2015 the Company made principal payments on the Loan in the amount of $16,667 and accordingly the balance outstanding on the Loan as of June 30, 2015 was $4,983,333.  Interest expense incurred on the Loan for the three and six months ended June 30, 2015 was $63,894 and $83,339, respectively.

As of June 30, 2015, scheduled principal payments due in each calendar year listed below are as follows:

2015	$25,003
2016	50,004
2017	4,908,326
Total Future Payments	$4,983,333

Deferred Financing Costs

The following is a detail of the deferred financing costs incurred as of June 30, 2015.

Balance as of December 31, 2014, net	$32,304
Additional deferred financing costs – six months ended June 30, 2015	478,521
Amortization expense – six months ended June 30, 2015	(117,064)
Balance as of June 30, 2015, net	$393,761

All deferred financing costs recorded on the accompanying Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 were incurred in connection with obtaining the B2R Loan.  Amortization expense is included in the “Interest Expense” line item in the accompanying Statements of Operations.  Amortization expense incurred for the three and six months ended June 30, 2015 was $63,853 and $117,064, respectively.

Note 6 – Related Party Transactions

Management Agreement

On November 10, 2014, the Company entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Manager”), our affiliate.  Under the terms of the Management Agreement, the Manager is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations.  For performing these services, the Company will pay the Manager a base management fee equal to the greater of (a) 1.50% per annum of our net asset value (the value of our assets less the value of our liabilities), or (b) $20,000 per calendar month.  For the three and six months ended June 30, 2015 and 2014 management fees of $60,000 and 120,000 were incurred and expensed.  As of June 30 2015 and December 31, 2014, cumulative management fees of $300,000 and $180,000, respectively (since April 1, 2014), were incurred and expensed by us, due to the Manager, and remain unpaid. The Management Agreement also allows the Manager to perform property management services for the Company for 8% of rental revenue.  During the six months ended June 30, 2015, the Manager chose not to provide any property management services and therefore no fees related to this provision were incurred or recorded in the accompanying Statements of Operations.  The management fee expense is included in the “General and Administrative” expense line item in the accompanying Consolidated Statements of Operations and the unpaid management fee balance is included in the “Due to Related Parties, Net” line item in the accompanying Consolidated Balance Sheets.

Allocated General and Administrative Expenses

In the future, the Company may receive an allocation of general and administrative expenses from the Manager that are either clearly applicable to or were reasonably allocated to the operations of the properties. There were no allocated general and administrative expenses from the Manager for the three and six months ended June 30, 2015 and June 30, 2014.

Notes Payable to Majority Shareholder

Master Funding Agreement

HFE USA, LLC, the majority shareholder has loaned the Company funds to acquire the SFRs since inception. On April 14, 2014, the Company entered into a Master Funding Agreement with HFE USA, LLC, with effective date of January 1, 2014. HFE USA, LLC has advanced, prior to the effective date, and may advance, from time to time thereafter, funds to the Company initially on an interest-free basis (collectively, the “Notes”). The proceeds from the Notes are to be deployed by us to acquire single family homes and for other general corporate purposes. As of June 30, 2015 and December 31, 2014, the outstanding principal balance of the Notes was $8,091,243 and $7,899,051, respectively.  Interest expense on the Notes was $75,626 and $150,295 for the three and six months ended June 30, 2015, respectively.  Interest expense on the Notes was $73,446 for the three and six months ended June 30, 2014, respectively.  During the six months ended June 30, 2015, HFE USA, LLC loaned the Company a total of $448,942.  This total consisted of $330,000 in the form of notes payable in order to pay off all accrued and unpaid interest on the Notes (in the amount of approximately $326,000 as of March 31, 2015) and $118,942 to be used to fund costs associated with obtaining additional third party financing.  The accrued interest was classified as “Accounts Payable and Accrued Expenses” on the accompanying Balance Sheets.  As of June 30, 2015 there was $75,626 of accrued interest owed on the Notes (representing interest expense from April 1, 2015 thru June 30, 2015).  Additionally, on May 8, 2015, the Company agreed to treat $256,750 of the note as a contribution to capital and agreed to issue 21,119 shares of the Company’s unregistered common stock to HFE USA, LLC at a conversion price of $12.1575 per share.  Pursuant to the Master Funding Agreement, upon deployment, the Company converts 50% of the HFE USA, LLC funds to convertible debentures and 50% to common shares of the Company.

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

Due to Related Parties, Net

A detail of the due to related parties balance as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014

Due from Manager	$196,664	$64,066
Due from IAD	105,546	105,546
Due to Manager – management fees	(300,000)	(180,000)
Due to Manager – other funds	(4,500)	(30,235)
Due to IAD	(154,361)	(201,728)
Due to related parties, net	$(156,651)	$(242,351)

During the six months ended June 30, 2015 the Company loaned the Manager $132,598 primarily to be used by the Manager for general corporate purposes.  The accrued and unpaid management fee due to the Manager for the six months ended June 30, 2015 was $120,000.  Additionally, during the six months ended June 30, 2015 the Company repaid the Manager and IAD a total of $73,102 ($25,735 to the Manager for general funds it owed the Manager and $47,367 to IAD for IAD escrow funds previously used by the Company).

Sale of Five Homes from IAD to AHR

As discussed in Note 7 – “Single Family Residence Acquisitions,” from January 1, 2015 to June 30, 2015, the Company acquired 40 SFRs.  Five of the 40 homes were sold by IAD to AHR in March 2015 for a total of approximately $600,000, and therefore the SFRs became part of AHR’s portfolio of homes as of June 30, 2015.  Similar transactions are not expected to occur between IAD and AHR in the future.

Note 7 – Single Family Residence Acquisitions

As of June 30, 2015 the Company owns 173 SFRs. From January 1, 2015 (when the Company owned 133 SFRs) to June 30, 2015, the Company acquired 40 SFRs of which 5 are located in Florida, 28 are located in Georgia, 3 are located in North Carolina, and 4 are located in Texas.  Funds from the B2R loan were used to fund the 40 acquisitions.  The Company’s aggregate investment for these 40 SFRs was approximately $3.6 million.  Depreciation expense was $89,896 and $169,455 for the three and six months ended June 30, 2015, respectively.  Depreciation expense was $46,302 and $68,079 for the three and six months ended June 30, 2014, respectively.

The following table presents summary statistics of the SFRs for the Company's entire portfolio as of June 30, 2015.

State	Number of Homes	Aggregate Investment (1)	Average Investment per Home
Florida	18	$1,638,323	$91,018
Georgia	59	$5,197,047	$88,086
North Carolina	6	$551,634	$91,939
Texas	90	$11,340,897	$126,010
Total and Weighted Average	173	$18,727,901	$108,254

(1)
The aggregate investment amount in the table above of $18.7 million includes an identified intangible asset of $0.2 million on a gross basis and also includes acquisition costs that were expensed of $0.2 million, resulting in a net investment on the accompanying Balance Sheet as of June 30, 2015 of $18.4 million.

The Company identified one intangible asset related to its in-place tenants at the dates of acquisition of its SFRs.  A detail of the intangible balance is as follows:

Intangible asset balance as of December 31, 2014, net	$2,535
Additional asset intangible recorded – six months ended June 30, 2015	27,100
Amortization expense – six months ended June 30, 2015	(15,215)
Intangible asset balance as of June 30, 2015, net	$14,420

Amortization expense was $7,095 and $15,215 for the three and six months ended June 30, 2015, respectively.  Amortization expense was $42,573 and $118,762 for the three and six months ended June 30, 2014, respectively.

Note 8 – Commitments and Contingencies

Property Management Agreements

The Company has entered into property management agreements with the property managers under which the property managers generally oversaw and directed the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a property management fee equal to 8% of collected rents and a leasing fee equal to one month of each lease’s annual rent. For the three and six months ended June 30, 2015, property management fees incurred by the property managers were $24,483 and $60,741, respectively.  For the three and six months ended June 30, 2014, property management fees incurred by the property managers were $21,196 and $29,750, respectively.  During these periods there were no leasing fees incurred to the property managers.

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

Note 9 – Subsequent Events

SFRs Acquisitions

From July 1, 2015 through August 12, 2015, the Company acquired no SFRs.

Dividends

On July 17, 2015, the Company declared a dividend of $0.244 per share to common stock holders as of July 30, 2015.  The total amount of the dividend that was paid was $157,822.

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

Overview

American Housing REIT Inc. (the “Company”) was incorporated in Delaware on December 4, 2009 under the name CWS Marketing & Finance Group, Inc., later renamed to OnTarget360 Group, Inc. (“OnTarget”), and acquired by the Hong Kong company known as Heng Fai Enterprises, Ltd. (“Heng Fai”) on July 19, 2013. Heng Fai is a Hong Kong listed company engaged in real estate development, investments, management and sales, hospitality management and investments and REIT management. The Company changed to its current name effective September 12, 2013 in connection with its re-domestication into a Maryland corporation and as discussed below our primary business strategy is to acquire, lease and manage single-family homes as well-maintained investment properties to generate attractive risk-adjusted returns over the long-term.  As of June 30, 2015, we owned 173 properties located in Texas, Georgia, Florida, and North Carolina.  AHR First Equity LLC, is a wholly owned subsidiary of the Company and it wholly owns AHR First Borrower LLC.  Both are Delaware limited liability companies that were formed on September 8, 2014 in order to facilitate the B2R financing transaction discussed in Note 5 – “Third Party Financing.”

Heng Fai owns HFE USA, LLC, our majority shareholder.  As of June 30, HFE USA, LLC owns an aggregate of 645,623 (or 99.8%) of our outstanding common stock.  On April 25, 2015, Joy Town Inc., a company incorporated in the British Virgin Islands, entered into an agreement to acquire a controlling interest in Heng Fai. The acquisition transaction was completed on June 29, 2015.

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

Internal Growth Strategy

We seek to achieve our business objectives internally through entering into long-term leases with annual contractual rent increases.

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

Property Information

From January 1, 2015 (when the Company owned 133 SFRS) to June 30, 2015, we acquired 40 SFRs of which 5 are located in Florida, 28 are located in Georgia, 3 are located in North Carolina, and 4 are located in Texas for a total asset investment of approximately $3.6 million.  Accordingly, as of June 30, 2015 our total portfolio of SFRs included 173 properties.

The following table presents summary statistics of the SFRs for our entire portfolio as of June 30, 2015.

Total Portfolio of SFRs - Summary Information

State	Number of Homes	Aggregate Investment (1)	Average Investment per Home (2)	Percentage Leased	Average Monthly Rent (3)	Average Age (years)	Average Size (Sq. feet)
Florida	18	$1,638,323	$91,018	94%	$1,061	34	1,317
Georgia	59	$5,197,047	$88,086	98%	$922	18	1,692
North Carolina	6	$551,634	$91,939	100%	$1,033	14	1,418
Texas	90	$11,340,897	$126,010	87%	$1,325	19	1,801
Total or Weighted Average	173	$18,727,901	$108,254	92%	$1,150	20	1,700

(1) The aggregate investment amount in the table above of $18.7 million includes an identified intangible asset of $0.2 million on a gross basis and also includes acquisition costs that were expensed of $0.2 million, resulting in a net investment on the accompanying Balance Sheet as of June 30, 2015 of $18.4 million.
(2) Represents average purchase price (including broker commissions and closing costs) plus average capital expenditures.
(3) Represents annualized average monthly rent per leased home.

From July 1, 2015 through August 12, 2015, the Company acquired no SFRs.

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

The management company will also send along their recommendation on approval. For a prospective tenant that has credit issues, we will require an additional security deposit amount. If the tenant has a pet we will charge a pet deposit and possibly additional rent as well for the pet (usually larger dogs and multiple cats).  Tenants that have a criminal, felony background or are registered sex offenders are declined automatically.  Additional select portfolio data for the six months ended June 30, 2015 is as follows:

Average Eviction Cost (1)	$286
Average Vacancy Days (2)	95
Average “Make Ready” Costs (3)	$3,580

(1)	Average Eviction Cost – the average cost for the fiscal year that the company incurred to execute successful eviction proceedings against a tenant.
(2)	Average Vacancy Days – the average numbers of days during the fiscal year that a property that becomes vacant stays vacant.
(3)	Average “Make Ready” Costs – the average cost for the fiscal year that the Company incurred to make repairs, improvements, or other alterations to a property to prepare it to be leased.

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

The Company must meet several criteria to qualify as a REIT.  For example, a substantial percentage of the Company’s assets must be qualifying real estate assets and a substantial percentage of the Company’s income must be rental revenue from real property or interest on mortgage loans. Further criteria include a certain diversification of ownership (5/50).  Currently the Company is majority owned by a 99.8% owner (HFE USA, LLC) and therefore does not qualify as a REIT due to this ownership “structure.”  The Company expects to conduct a restructuring that will bring the Company into compliance with this REIT criteria.  The restructuring could be completed by an equity offering or via share disposition by HFE USA, LLC.  If there is an equity offering there will be a dilution of shares to existing shareholders.

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

Management Agreement

As discussed in Note 6 – “Related Party Transactions,” on November 10, 2014, we entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Manager”), our affiliate.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue and Expense Recognition

Rental income attributable to residential leases is recognized on a straight-line basis. Leases entered into between tenants and the Company are generally for a one-year term. We estimate losses that may result from the inability of our tenants to make payments required under the terms of the lease based on payment history and current credit status. As of June 30, 2015 and December 31, 2014, we had no allowance for such losses. We accrue for property taxes and homeowner’s association assessments based on amounts billed, and, in some circumstances, estimates and historical trends when bills or assessments are not available. If these estimates are not reasonable, the timing and amount of expenses recorded could impact our consolidated financial statements.

Results of Operations

SFRs Portfolio Overview

As of June 30, 2015 the Company’s SFRs portfolio consisted of 173 homes, an increase of 76 compared to 97 SFRs in the Company’s portfolio as of June 30, 2014.  As of December 31, 2014 the Company had 133 SFRs in its portfolio.

Included in the 173 SFRs as of June 30, 2015 is the following activity: during the six month period ended June 30, 2015 the Company acquired a total of 40 SFRs, 12 of which were acquired during the three month period ended June 30, 2015.

Rental Revenue

Total revenue was $529,214 for the three months ended June 30, 2015, an increase of $219,775 compared to $309,439 for the three months ended June 30, 2014. The increase is a result of an increase in rental revenue, application fees, and lease termination fees from the additional SFRs we acquired subsequent to June 30, 2014 when our portfolio consisted of 97 SFRs, refer to the “SFRs Portfolio Overview” section above.  As of June 30, 2015 and June 30, 2014, approximately 92% and 97%, respectively, of our SFRs were leased.

Total revenue was $974,192 for the six months ended June 30, 2015, an increase of $502,823 compared to $471,369 for the six months ended June 30, 2014. The increase is a result of an increase in rental revenue, application fees, and lease termination fees from the additional SFRs acquired, as discussed above.

Property Operating Expenses

Property operating expenses were $209,040 for the three months ended June 30, 2015, an increase of $140,068 compared to $68,972 for the three months ended June 30, 2014, primarily as a result of our acquisition of additional SFRs discussed above.  These expenses include all direct and indirect costs related to operating our residential properties, including management fees, insurance, utilities, landscaping and general repairs and maintenance.

Property operating expenses were $382,088 for the six months ended June 30, 2015, an increase of $302,560 compared to $79,528 for the six months ended June 30, 2014, primarily as a result of our acquisition of additional SFRs discussed above.

General and Administrative

General and administrative expenses were $131,282 for the three months ended June 30, 2015, an increase of $59,806 compared to $71,476 for the three months ended June 30, 2014, primarily as a result of management fees incurred, as provided for in the Management Agreement.  Additionally, the increase resulted from our increased operating activities from the acquisition of additional SFRs discussed above.

General and administrative expenses were $388,716 for the six months ended June 30, 2015, an increase of $317,240 compared to $71,476 for the six months ended June 30, 2014, primarily as a result of management fees incurred, as provided for in the Management Agreement and increased operating activities from the acquisition of additional SFRs discussed above.

Property Management Fees

Property management fees were $24,483 for the three months ended June 30, 2015, an increase of $3,286 compared to $21,196 for the three months ended June 30, 2014.  The increase is a result of costs incurred related to the additional SFRs we acquired as discussed above.

Property management fees were $60,741 for the six months ended June 30, 2015, an increase of $30,991 compared to $29,750 for the six months ended June 30, 2014.  The increase is a result of costs incurred related to the additional SFRs we acquired as discussed above.

Real Estate Taxes

Real estate taxes were $94,471 for the three months ended June 30, 2015, an increase of $56,569 compared to $37,902 for the three months ended June 30, 2014.  The increase primarily results from the timing of the real estate tax bills and the additional SFRS we acquired during the period. Upon acquisition of a home, its real estate taxes are determined based upon municipal and state laws.

Real estate taxes were $103,036 for the six months ended June 30, 2015, an increase of $43,550 compared to $59,486 for the six months ended June 30, 2014.  The increase primarily results from the timing of the real estate tax bills and the additional SFRS we acquired during the period.

Homeowners’ Association Fees

Homeowners’ association fees were $7,537 for the three months ended June 30, 2015, an increase of $410 compared to $7,127 for the three months ended June 30, 2014. The increase is a result of the additional SFRs we acquired during the period that are included in developments subject to homeowners’ association fees.

Homeowners’ association fees were $16,323 for the six months ended June 30, 2015, an increase of $4,470 compared to $11,853 for the six months ended June 30, 2014. The increase is a result of the additional SFRs we acquired during the period that are included in developments subject to homeowners’ association fees.

Depreciation and Amortization

Depreciation and amortization expense of $96,991 for the three months ended June 30, 2015, increased $8,116 compared to $88,875 for the three months ended June 30, 2014, as a result of the additional SFRs we acquired as discussed above.  Depreciation and amortization expense in for the three months ended June 30, 2015 included depreciation expense of $89,896 on our real estate portfolio as well as amortization expense of $7,095 related the amortization of our in-place lease intangible asset.  Depreciation and amortization expense for the three months ended June 30, 2014 represented depreciation expense of $46,302 on our real estate portfolio as well as amortization expense of $42,573 related the amortization of our in-place lease intangible asset that was recorded as of June 30, 2014 for all SFRs in the portfolio at that time.

Depreciation and amortization expense of $184,670 for the six months ended June 30, 2015, decreased $2,171 compared to $186,841 for the six months ended June 30, 2014, as a result of the additional SFRs we acquired as discussed above.  The decrease was primarily the result of the cumulative amortization expense on our in-place lease intangible asset that was fully recorded in the prior year six month period ended June 30, 2014 in the amount of $118,762.  Depreciation and amortization expense for the six months ended June 30, 2015 included depreciation expense of $169,455 on our real estate portfolio as well as amortization expense of $15,215 related the amortization of our in-place, lease intangible asset.  Depreciation and amortization expense for the six months ended June 30, 2014 represented depreciation expense of $68,079 on our real estate portfolio as well as the cumulative amortization expense of $118,762 related to the amortization of our in-place lease intangible asset discussed above.

Interest Expense

Interest expense was $203,373 for the three months ended June 30, 2015, an increase of $129,927 compared to $73,446 for the three months ended June 30, 2014.  This increase was a result of interest expense incurred on our borrowings during the 2015 quarter in the amount of $139,520 and amortization expense on B2R related deferred financing costs in the amount of $63,853.

Interest expense was $350,698 for the six months ended June 30, 2015, an increase of $277,252 compared to $73,446 for the six months ended June 30, 2014.  This increase was a result of interest expense incurred on our borrowings during the 2015 six month period in the amount of $233,634 and amortization expense on B2R related deferred financing costs in the amount of $117,064.

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

Consolidated Cash Flow Information

Cash used in operating activities for six months ended June 30, 2015 was $276,885, which resulted primarily from the pay down of accrued interest due to the majority shareholder (included in the “Accounts Payable and Accrued Expenses” line item. Cash from operating activities is primarily dependent upon the number of owned properties, occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent, the interest rates specified in our portfolio of private mortgage financings and the level of our operating expenses and general and administrative costs.

Cash used in investing activities for six months ended June 30, 2015 was $4,081,797, which resulted primarily from the acquisition of 40 SFRs during the six months ended June 30, 2015.

Cash provided by financing activities for the six months ended June 30, 2015 was $4,570,161, which resulted primarily from funds received from the B2R loan and funds received from the majority shareholder, partially offset by dividends paid to common shareholders and the payment of deferred financing costs related to the B2R loan.

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

On May 11, 2015, the Company declared a dividend of $0.244 per share to common stock holders as of May 14, 2015.  The total amount of the dividend that was paid in June 2015 was $157,822.

Total dividends paid to common shareholders during the six months ended June 30, 2014 were $310,491.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2015 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 8, 2015, the Company converted $256,750 of an unsecured note payable as a contribution to the Company’s capital and issued 21,119 shares of its unregistered common stock to HFE USA, LLC at a conversion price of $12.1575 per share.

The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended.

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

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOUSING REIT INC.

Date: August 12, 2015	By:	/s/ Conn Flanigan
Conn Flanigan
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2015	By:	/s/ Donald McClure
Donald McClure
Chief Financial Officer (Principal Financial and Accounting Officer)